Form 10-Q
period 1993-11-30
TRITON ENERGY CORP
filed 1994-01-14
CIK 99830

1111

[TEXT]

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                        -----------------------



                               FORM 10-Q





(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended November 30, 1993



                                  OR



(   )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ____________  to  ____________



                         Commission file Number: 1-7864



                           TRITON ENERGY CORPORATION

            (Exact name of registrant as specified in its charter)



                         Texas                   	 	 75-1151855

           (State or other jurisdiction          (I.R.S. Employer
               of incorporation or              Identification No.)
                  organization)






          6688 N. Central Expressway, Suite 1400, Dallas, Texas 75206

             (Address of principal executive offices and zip code)



        Registrant's telephone number, including area code: (214)691-5200



     	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
     Securities Exchange Act of 1934 during the preceding 12 months
     (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES      X                 NO_______



       	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Number of Shares
Title of Each Class of Common Stock 	     Outstanding at December 31, 1993
Common Stock, par value $1.00 per share             		35,414,224

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                   INDEX


PART I.  Financial Information                             	Page No.

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
November 30, 1993 and May 31, 1993 	                           2

Consolidated Condensed Statements of Operations -
Three and six months ended November 30, 1993 and 1992        	 3

Consolidated Condensed Statements of Cash Flows -
Six months ended November 30, 1993 and 1992                  	 4

Consolidated Condensed Statement of Stockholders' Equity -
Six months ended November 30, 1993                           	 5

Notes to Consolidated Condensed Financial Statements          	6

Review of Independent Accountants                            	10

Review Report of Independent Accountants                      11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations 	                         12

PART II.  Other Information

Item 1.  Legal Proceedings                                   	18

Item 4.  Results of Votes of Security Holders                	18

Item 6.  Exhibits and Reports on Form 8-K 	                   22

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                TRITON ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Thousands of dollars)


                                    	 	November 30,
                                          1993                    May 31,
         ASSETS                        (Unaudited)                  1993


Current assets:

Cash and equivalents              	 	$ 	105,424                 	$ 	52,939

Short-term investments 	                 	 	829                  	 	24,253

Receivables                         	 	 	13,151                  	 	16,716

Inventories 	                          	 	5,151                   	 	5,783

Net assets of discontinued operations, principally trade
receivables  	                         	 	9,733 	                  	21,789

Prepaid expenses and other           	 	 	7,313 	                     	787



Total current assets 	               	 	141,601                 	 	122,267

Property and equipment, at cost, less accumulated
depreciation and depletion of $471,169 and
$525,142, respectively 	 	             	277,911 	                 	331,471

Investments and other assets         	 	 96,325                 	 	108,193


                                  	 	$ 	515,837                	$ 	561,931



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Short-term borrowings and current
installments of long-term debt       	 	$ 	3,125                 	$ 	6,720

Accounts payable and accrued liabilities 	39,439 	                 	38,840

Liabilities of discontinued operations,
principally debt 	 	                     	15,317                 	 	31,360

Deferred income taxes 	                 	 	---                    	 	2,583



Total current liabilities 	            	 	57,881 	                 	79,503



Long-term debt, excluding current
installments 	 	                        	151,747                  	159,147

Convertible debentures due to employees    ---                     	 	---


Deferred income taxes 	                 	 	---                   	 	13,178

Deferred income and other             	 	 	9,505                  	 	9,100

Minority interest in subsidiaries    	 	 	22,527                 	 	34,172

Redeemable preferred stock of subsidiary  	---    	                	11,399

Stockholders' equity:

Common stock, par value $1           	 	 	35,332 	 	                35,231

Additional paid-in capital 	          	 	503,153                	 	502,217

Accumulated deficit  	               	 	(253,124)              	 	(276,965)

Foreign currency translation
adjustment                          	 	 	(10,260)                	 	(4,087)

Adjustment for minimum pension liability   	(246)                  	 	(246)


                                    	 	 	274,855 	                	256,150

Less cost of common stock in treasury  	  	 	678                    	 	718


Total stockholders' equity  	 	         	274,177                  	255,432


Commitments and contingencies (Note 6)

                                   	 	$ 	515,837               	$ 	561,931



     Oil and gas properties are accounted for using the full cost method.

    See accompanying notes to consolidated condensed financial statements.

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Three and six months ended November 30, 1993 and 1992
                    (Thousands, except per share amounts)
                                 (Unaudited)


   		                                Three months ended       Six months ended
                                         November 30,            November 30,

                                     		 1993 	 	 1992 	       	1993   	 1992


Revenue:

Sales and other operating revenues 	$ 	13,407 	$ 	24,529 	$	35,972 	$ 	52,642

Gain on sale of Triton Canada
common stock                           		---       	---    	47,865      	---

Other income                          		3,964      		969 	  	9,506    		2,412


                                     		17,371   		25,498  	 93,343 		  55,054



Cost and expenses:

Operating, including nil, $2,075,
$3,325 and $4,385 to affiliate        	11,596 	  	13,742 	 	24,870  	 	27,709

General and administrative            		8,954    		9,063 	 	16,014  	 	17,134

Depreciation, depletion and
amortization                          		4,576    		9,998   	12,814  	 	19,881

Foreign exchange (gain) loss             	557   		(5,631) 	 	 (609) 	    	600

Equity in loss of affiliates, net         392    		2,003     	 	30   	 	4,082

Writedown of assets and loss provisions	11,634 		  3,603 		 23,896 	   	4,434

Interest                                  ---    	 	---   	 	2,918 	    	---


                                      		37,709  		32,778 	 	79,933  	 	73,840


Earnings (loss) from continuing
operations before income taxes,
minority interest and cumulative
effect of accounting change          		(20,338) 		(7,280) 		13,410  		(18,786)

Income tax benefit 	                   	(5,826) 		(1,140)  	(3,872) 	 	(2,819)



                                     		(14,512) 		(6,140)  	17,282 	 	(15,967)

Minority interest in (earnings) loss
of subsidiaries 		                       3,275	  	(2,010) 	 	6,559     		(576)



Earnings (loss) from continuing
operations before cumulative effect
of accounting change                 		(11,237)	 	(8,150) 		23,841   	(16,543)

Discontinued operations:

Loss from operations               	      	---   	(2,084) 	 	---      	(2,072)

Gain on public stock offering 	           	---   		4,326  	 	---     		13,841


Earnings (loss) before cumulative effect
of accounting chang                   		(11,237)		(5,908) 		23,841   		(4,774)

Cumulative effect of accounting change 	   	---    	 	---    	 	---   		4,017



Net earnings (loss)               	$ 	(11,237) 	$ 	(5,908) 	$ 	23,841 	$	(757)




Weighted average number of common shares
outstanding                            		34,718 		34,100 		34,684    		34,030



Earnings (loss) per common share:

Continuing operations                	$ 	(0.32) 	$ 	(0.24) 	$ 	0.69 	$ 	(0.49)

Discontinued operations                  		---    		 0.07     	---    	 	0.35

Cumulative effect of accounting change  		---    	  	---    	 	---   	  	0.12




Net earnings (loss)                 	$ 	(0.32) 	$ 	(0.17) 	$ 	0.69 	$ 	(0.02)




    See accompanying notes to consolidated condensed financial statements.

                 TRITON ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Six months ended November 30, 1993 and 1992
                         (Thousands of dollars)
                               (Unaudited)


                                                       			1993    		1992



Cash flows from operating activities:

Net earnings (loss)                                 		$ 	23,841 	$ 	(757)

Adjustments to reconcile net earnings (loss) to net cash used by operating activities:

Depreciation, depletion and amortization              			12,814 		21,686

Gain on Input/Output, Inc. public stock offering       			 --- 		(13,841)

Gain on sale of Triton Canada common stock  		        	(47,865)     ---

Gain on sale of domestic properties 	                 		(7,033)  		 ---

Equity in loss of affiliates                            			637  	 	4,722

Writedown of assets 	                                 		23,896   		2,934

Foreign exchange loss (gain) 		                          	(609) 		   600

Amortization of debt discount 		                        	2,918 		   ---

Deferred income taxes, minority interest and other 			(16,555)		  (5,186)

Changes in working capital pertaining to operating activities:


Receivables                                           			(879) 	 	(4,188)

Inventories 		                                           	431   	 	2,437

Prepaid expenses and other                              5,523   		(1,778)

Accounts payable and accrued liabilities 	          		(11,507) 		(13,547)

Income taxes                                           			(69) 	   	(527)



Net cash used by operating activities 	               (14,457) 	 	(7,445)



Cash flows from investing activities:

Capital expenditures and investments                 	(40,951) 		(48,290)

Proceeds from Input/Output, Inc. public stock offering 			---   		24,144

Proceeds from sale of Triton Canada common stock 		    	59,029 	    ---

Proceeds from sale of domestic properties 	          		19,590 		     ---

Purchases of short-term investments 		                	(5,364) 		(38,925)

Proceeds from short-term investments                			28,788 	     	---

Other                                                 		9,761 	    	(980)



Net cash provided (used) by investing activities    			70,853   	(64,051)



Cash flows from financing activities:

Proceeds from short-term borrowing with maturity

greater than three months                             			---     		5,500

Short-term borrowings, net                           			(820) 	  	(2,343)

Proceeds from long-term debt 		                        1,443 	   	127,864

Payments on long-term debt                         			(2,657)    	(9,121)

Issuance of common stock                               			975      	2,146

Other                                               			(2,892) 	  	(1,455)

Net cash provided (used) by financing activities 	 	    (3,951)		 122,591



Effect of exchange rate changes on cash and equivalents 		 	40 	   	(546)



Net increase in cash and equivalents 	               	 	52,485 	 	50,549

Cash and equivalents at beginning of period         		 	52,939 	 	52,601



Cash and equivalents at end of period             		$ 	105,424 $ 	103,150



    See accompanying notes to consolidated condensed financial statements.

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      Six months ended November 30, 1993
                            (Thousands of dollars)
                                  (Unaudited)


                         Additional                                  Total
              	 Common   paid-in   Accumulated  	      Treasury  stockholders'
                 stock   capital     deficit    Other     stock       equity




Balances at May 31,
1993     $ 	35,231 	$ 	502,217 	$ 	(276,965) 	$	(4,333) 	$ 	(718) 	$ 	255,432

Net earnings  --- 	 	     --- 	 	    23,841 	 	   --- 	 	    ---    	 	23,841

Foreign currency translation
adjustment    --- 	 	     --- 	 	      ---        6173       --- 	 	   (6,173)

Exercise of employee stock
options and conversion of
employee debentures 	101 	874          ---        	--- 	     --- 	       	975

Other 	 	     --- 	       	62          --- 	 	     --- 	 	    40        		102




Balances at
November 30,
1993     $ 	35,332 	$ 	503,153 	$ 	(253,124) 	$	(10,506) 	$ 	(678)  $ 	274,177






    See accompanying notes to consolidated condensed financial statements.

                           TRITON ENERGY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and Subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of November 30, 1993 and the results of its operations for the three and six months ended November 30, 1993 and 1992, its cash flows for the six months ended November 30, 1993 and 1992, and stockholders' equity for the six months ended November 30, 1993.
 The results of operations for the three and six months ended November 30, 1993 and 1992 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial
Statements, which are included as part of the Company's Annual
Report on Form 10-K for the year ended May 31, 1993.

The consolidated condensed financial statements for the three and six months ending November 30, 1992 have been restated for the adoption of FAS 109, "Accounting for Income Taxes" effective June 1, 1992. The condensed consolidated statement of operations for the three and six months ended November 30, 1992 has been restated to present the wholesale fuel products segment as discontinued operations.

(2) Earnings (loss)  per Common Share

Earnings (loss) per common share for the three and six months ended November 30, 1993 and 1992 were based on the earnings
(loss) applicable to common stock divided by the weighted average number of common shares outstanding, which excluded the Company's share of its common stock owned by Crusader Limited ("Crusader"). Fully diluted earnings (loss) per common share is not presented due to the antidilutive effect of including all potentially dilutive securities.

(3) Discontinued Operations and Divestitures

As a result of selling its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton Canada"), the Company recorded a pretax gain of $47,865,000 during the first quarter. Net sale proceeds of $59,029,000 were received during the second quarter.

During August and October 1993, the Company sold its U.S. working interest properties for net proceeds of $19,590,000 resulting in a gain of $7,033,000. The properties that were sold accounted for approximately 55.7% ($21,570,000) of discounted future net revenues associated with U.S. proved reserves at May 31, 1993.

In fiscal 1993, the Company initiated a plan to discontinue its remaining operations in the wholesale fuel products segment. On September 16, 1993 the Company completed the sale of the aviation fuel component of this segment for approximately $15,000,000. The proceeds were used principally to retire existing obligations of this operation. The remaining assets and liabilities, consist principally of wholesale fuel products operations in Texas, Colorado, Utah and California. The loss from operations for the six months ended November 30, 1993 of $2,000,000 was included in the estimated loss on disposal of discontinued operations recorded in fiscal 1993.

The operating results of Input/Output, Inc. ("Input/Output") have been presented as discontinued operations in the Company's consolidated condensed statements of operations because of the Company's sale of its remaining 26.9% interest in Input/Output through a secondary public offering on August 12, 1992. The net cash proceeds from the offering were $24,144,000 and resulted in a gain of $13,841,000 in 1992.

(4) Writedown of Assets

During the six months ended November 30, 1993, the carrying amounts of the Company's evaluated oil properties in France were written down by $23,896,000. During the six months ended November 30, 1992, oil and gas properties in the United States and Indonesia were written down by $831,000 and $2,055,000, respectively. These writedowns occurred principally as a result of lower oil prices, through application of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

(5) Statements of Cash Flows

The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information for the six months ended November 30, 1993 and 1992 follow (thousands of dollars):


                                              			  1993        	 	1992



Cash paid during the periods for:

Interest (net of amount capitalized) 	           $ 	 ---       	$ 	---


Income taxes                                    	 	 	122 	      	1,234

Noncash investing and financial activities
Liabilities resulting from acquisition 	 	          	---      	 	1,265

Sale of the Company's shares by Crusader Limited 	 		---      	 	2,780






(6) Commitments and Contingencies

(a) Commitments

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Many of these commitments are
discretionary on the part of the Company.   It is management's
belief that such commitments, including the capital requirements in Colombia, discussed below, will be met without any material adverse effect on the Company's consolidated financial condition.

The first eight wells tested in the Company's Cusiana and Cupiagua fields ("Cusiana Project") in Colombia indicate significant oil discoveries on which the Company expects to incur significant capital expenditures in fiscal 1994 for exploratory and development drilling, pipeline and production facilities and related activities. The Company's capital budget for fiscal 1994, adopted in June 1993, is approximately $140 million, excluding capitalized interest, of which approximately $100 million relates to Colombia. The Company believes that current working capital, together with the proceeds from the sale of the 9 3/4% Senior Subordinated Discount Notes (See Note 7, Subsequent Event), will be sufficient to finance this commitment into 1995.



(b) Guarantees

At November 30, 1993, the Company had guaranteed approximately $1,227,000 of loans from financial institutions to purchasers of seismic equipment from Input/Output. The guarantees have been reduced from a high of $6,576,000 million at May 31, 1991. Input/Output has indemnified the Company against any loss as a result of the guarantees. The Company has also guaranteed $9,360,000 of loans related to its ownership in a Colombian pipeline and $2,016,000 of loans from financial institutions related to aviation property. Additionally, in December, 1993 the Company guaranteed $1,300,000 in indebtedness that may be incurred by the chief executive officer of the Company to finance the construction of his primary residence.

(c) Shareholder Lawsuits

From May 27, 1992 through June 15, 1992, several suits were filed in the United States District Court for the Northern District of Texas, Dallas Division, by seven alleged shareholders against the Company and various present and former directors and officers of the Company. Plaintiffs in all of these cases seek to represent alleged classes of purchasers of the Company's securities. On October 5, 1992, the plaintiffs in all but one of the suits collectively filed a First Amended Consolidated and Supplemental Class Action Complaint ("Amended Complaint") in which they allege violations of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder, common law fraud and statutory fraud and negligent misrepresentation. Among other allegations, the plaintiffs additionally allege illegal trades of the Company's stock by certain of the defendants based on inside information.

The Court has denied defendants' motion to consolidate the remaining lawsuit with the suit in which the Amended Complaint was filed. Among other allegations, the plaintiffs in this lawsuit assert claims based upon an alleged conspiracy among the defendants in the case to manipulate the price of the Company's securities and alleged insider trading. The plaintiffs' claims include alleged violations of the Exchange Act and Rule 10b-5 in connection with various public disclosures made by the Company.

In two separate actions, alleged shareholders of the Company filed suits on June 2, 1992 and June 9, 1992 in Dallas County District Court against the Company as nominal defendant, and various current and former directors and officers of the Company. Plaintiffs in these derivative actions seek to assert claims on behalf of the Company based upon, among other allegations, claims that the defendants violated state laws through alleged breaches of fiduciary duties, waste of assets and constructive fraud on the Company and that they failed to properly manage the Company's affairs with respect to securities laws disclosure obligations and the Company's operations in Indonesia. More specifically, plaintiffs allege that defendants failed to maintain proper internal controls, paid bribes, falsified certain records, and violated certain laws.
Plaintiffs seek, among other relief, to recover actual and exemplary monetary damages of an unspecified amount on the Company's behalf. The Court consolidated these derivative actions pursuant to Agreed Orders of Consolidation. These actions have been abated until further order of the Court although the plaintiffs and defendants may proceed with certain discovery during the period of abatement.

The Company and the individual defendants have agreed with the plaintiffs' counsel to settle all of the above actions, and have agreed with their insurers regarding their respective funding of the settlement and defense costs. Under the agreement with the insurers, one-third of settlement and defense costs, including independent counsel for the individual defendants, would be funded by the Company and two-thirds would be funded by the insurers. Completion of the settlement is subject to various conditions, including court approval. The Company has deposited $1,983,000 in Trust for the settlement which has been accrued.

(d) Regulatory Matters

On July 28, 1992, the Commission requested that the Company provide to the Commission, on a voluntary basis, information and documents regarding certain of the Company's employees and former employees, the Company's operations in Indonesia, the Company's dealings with Indonesian officials and the Company's internal accounting controls. The staff of the Commission has advised the Company that the Company should not construe this inquiry as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security.
 Subsequently, the Company has been advised that the Justice Department is conducting a similar inquiry. The Company is voluntarily cooperating with both agencies and has made available various documents. Based upon the Company's review of the inquiries and the information available to the Company to date, the Company believes that it will be able to resolve any questions that either agency might have in a manner that would not have a material adverse effect on the Company's consolidated financial condition.

(e)Other Litigation

The Company is also subject to ordinary litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial condition.

(7) Subsequent Event

On December 16, 1993, the Company completed the sale of $170,000,000 face value of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, under the $300,000,000 shelf registration statement filed by the Company in September 1993. Net proceeds to the Company of approximately $124,000,000 will be used to fund capital expenditure requirements relating to the Company's exploration and development program, primarily in Colombia, and for general corporate purposes. No interest will be paid on the 9 3/4% Notes prior to December 15, 1996. Commencing December 15, 1996, interest on the 9 3/4% Notes will accrue at the rate of 9 3/4% per annum and will be payable in cash semi-annually on each December 15 and June 15, commencing on June 15, 1997. The indenture governing the 9 3/4% Notes contains certain covenants that, among other restrictions, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, pay dividends and make certain investments, engage in transactions with its affiliates, incur or maintain certain liens securing indebtedness other than Senior Indebtedness unless the 9 3/4% Notes are equally and ratably secured, and engage in mergers and consolidations.

                   REVIEW OF INDEPENDENT ACCOUNTANTS

Price Waterhouse, independent accountants, have reviewed the consolidated financial information as of November 30, 1993, and for the three and six month period then ended, included in the report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying independent accountant's review report.

                REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of Triton Energy
Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of November 30, 1993, the related consolidated condensed statements of operations for the three and six month periods ended November 30, 1993 and the consolidated condensed statements of cash flows and of stockholders' equity for the six month period ended November 30, 1993. This financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated August 18, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of May 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE





Dallas, Texas

January 10, 1994

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                       Liquidity and Capital Resources

General

During 1993, the Company initiated several strategic changes with respect to its existing exploration and development programs and non-oil and gas businesses. The Company is focusing its resources in high potential exploration and development opportunities in Colombia, Malaysia/Thailand and Argentina, and in new ventures. Existing production, publicly owned subsidiaries and affiliates and non-oil and gas assets have been re-evaluated in order to sharpen this focus. This review led to the strategic decisions to divest of the Company's working interests in oil and gas reserves in the United States, to sell Triton's common equity interest in Triton Canada, to reassess development prospects in France and to discontinue operations in the wholesale fuel products segment. The Company's financial condition is expected to improve due to reductions in certain capital expenditures, operating expenses and general and administrative expenses resulting from the realignment of both operations and staffing levels as this process continues. The Company has also taken steps to increase its financing flexibility.

Net working capital was $83.7 million at November 30, 1993 and $42.8 million at May 31, 1993. The current ratios at such dates were 2.4:1 and 1.5:1, respectively. During the current six months, proceeds from the sale of a portion of reserves in the United States ($19.6 million), the sale of the Company's common interest in Triton Canada ($59 million) and proceeds from short term investments ($28.8 million) were the principal sources of funds required for the Company's capital expenditures and
operating activities.   For the six months ended November 30,
1992, proceeds from the issuance of $126 million, 12 1/2% Senior Subordinated Discount Notes due November 1, 1997 ("1997 Notes"), the sale of the Company's investment in Input/Output stock (net proceeds $24.1 million) and working capital were utilized as funding sources.

On December 16, 1993, the Company completed the sale of $170 million 9 3/4% Senior Subordinated Discount Notes due December
15, 2000 ("9 3/4% Notes") for net proceeds of approximately $124 million.

Capital Requirements and Funding Alternatives

Continued funding for development of the oil fields in Colombia in particular will require significant additional capital. At November 30, 1993, Triton had approximately $106 million in cash and short-term investments on hand, which the Company believes, together with the proceeds from sale of the 9 3/4% Notes, will be sufficient to fund currently anticipated capital expenditures into 1995. The Company's capital budget for fiscal 1994, adopted in June of 1993, is approximately $140 million, excluding capitalized interest, of which approximately $100 million relates to Colombia. Substantially all of these budgeted expenditures will be dedicated to oil and gas exploration and development activities.

Total capital requirements for the full field development of operations in Colombia have not been determined, although they are expected to continue at substantial levels through at least 1996. The Company expects to meet its capital needs in fiscal 1995 and later years with cash flow from operations, proceeds from asset sales and the issuance of debt or equity securities.

Financing Activities

Asset Sales

On August 12, 1992, the Company sold its remaining holdings of 1,955,000 shares of common stock of the Company's former affiliate, Input/Output. Net proceeds to the Company were approximately $24 million. The Company recognized a gain of $13.8 million from this sale.

On September 10, 1993, the Company completed the sale of its
30.5 million shares of common stock in Triton Canada. Upon completion of the sale, the Company received net proceeds of $59 million and recognized a pretax gain of $47.9 million during the quarter ended August 31, 1993.

In August and October 1993, the Company sold its working interest reserves in the United States, realized net proceeds of approximately $19.6 million and recognized a gain of $7 million.


On September 16, 1993, the Company sold the aviation fuels component of its wholesale fuel products segment for approximately $15 million. The proceeds were principally used to retire existing obligations of this operation.

Securities Sale

On September 22, 1993, the Company filed a shelf registration statement with the Commission for up to $300 million face amount of debt securities. Under this shelf registration, in December, 1993, the Company completed, the sale of the 9 3/4% Notes. Net proceeds to the Company of approximately $124 million will be used to fund capital expenditure requirements relating to the Company's exploration and development program, primarily in Colombia, and for general corporate purposes. The indenture to the 9 3/4% Notes contains certain covenants that, among other restrictions, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, pay dividends and make certain investments, engage in transactions with its affiliates, incur or maintain certain liens securing indebtedness other than Senior Indebtedness unless the 9 3/4% Notes are equally and ratably secured, and engage in mergers and consolidations.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                  Consolidated Results of Operations

Overview

The Company reported a significant increase in earnings from continuing operations during the six months ended November 30, 1993. The increase was due primarily to the sales of the Company's investment in Triton Canada and its U.S. working interest properties, which resulted in an aggregate pretax gain of $54.9 million. Offsetting this effect in part was a $23.9 million writedown in the carrying amount of the Company's French oil and gas properties during the current period ($7.9 million effect after tax and minority interest).

Segment Review

The following table and related discussion summarize the contributions to operating profit or loss by the Company's major remaining industry segments for the three and six months ended November 30, 1993 and 1992. Operating profit or loss represents sales and other operating revenues, less total costs and expenses (including writedowns on operating assets) and excludes, among other items, interest and other income/expense, and general corporate expenses.


                              		      Three Months Ended  	 Six Months Ended
                                         November 30, 	      	 November 30,

                              		          1993  		  1992     1993  		  1992

                                  		(In thousands of dollars, except where
                                indicated and except for per unit averages)

Oil and gas exploration and production activities, excluding equity investees:

Oil production (Mbbls) 	                    	633    	681    1,308     	1,456

Gas production (Mmcf) 		                      31 		4,314   	4,142    		8,580

Weighted average price per bbl           		16.14 		18.85 	 	16.44 	    19.79

Weighted average price per Mcf            		1.90   	1.11 	  	1.29     		1.08

Total sales                             		10,164 		18,208 	 	27,151 		39,077

Operating loss 	                        	(15,776) 	(5,401) 	(30,112) 	(5,606)

Writedowns, included in operating loss  		11,634 	 	2,055  		23,896 	 	2,886

Aviation sales and services:

Total  sales                             		3,296  		5,054  		7,387  		10,893

Operating loss                          		(1,972) 	 	(174)		(2,618)  		(719)




Oil and Gas Activities

Oil sales decreased during the current period due to lower volumes (148,000 barrels or a $4.3 million effect on revenue) and lower oil prices ($3.34 per barrel or a $2.9 million effect on revenue). The decline in oil volume occurred principally in France due to a natural decline in the Villeperdue field. This decline is expected to continue. Production in France was down 206,000 barrels during the current six months, representing a $4.4 million decrease in revenue. Lower volumes in Indonesia and the United States, aggregating 200,000 barrels, caused a decline of $3.5 million. These decreases were partially offset by the impact of Colombian production (278,000 barrels or a $3.9 million effect) as production commenced during the third quarter of fiscal 1993. Oil prices also decreased, principally in France ($4.37 per barrel for an effect of $2.6 million). Gas sales decreased during the period by $3.9 million due to the August, 1993 sale of Triton Canada and the first and second quarter sales of U.S. working interest properties. The Company's remaining properties produce primarily oil.

The increase in oil and gas production costs was primarily due to new production in Colombia during the current period. This effect was offset in part by decreases in Canadian and United
States' oil and gas production.   Average oil and gas production
costs per equivalent barrel increased to $7.86 in fiscal 1994 from $5.50 in the prior year principally due to operating costs in Colombia as production commenced during third quarter of fiscal 1993.

Depletion decreased $7.3 million (from $18 million in fiscal
1993) because of property sales, declining production and a lower depletable base due to current and prior period writedowns. A writedown of $23.9 million was recorded in France, principally due to the effect of lower prices. The prior year writedown related to United States and Indonesian properties.

Oil and gas sales, volumes and related operating expenses are expected to continue to decline as a result of the Company's sale of its interest in Triton Canada and its U.S. working interest properties. Total sales associated with these divestitures amounted to $6.8 million during the current six months.

Aviation Sales and Services

Sales and operating expenses in the aviation segment decreased $3.5 million and $.8 million, respectively, principally from fewer sales of aircraft during the current period, the divestiture of three fixed based operations and a reduction in charter and maintenance services. The operating expense decrease was partially offset by an accrual of $1.7 million for environmental costs. The near-term outlook for operations currently remaining in this segment has diminished due to a continuing decline in demand for general aviation goods and services.

Overall Financial Review

Revenue

As discussed under "Segment Review," the decrease in sales and other operating revenues resulted from lower sales in the oil and gas and aviation sales and services segments. During the current six months, the Company realized a $47.9 million gain from the sale of its common investment in Triton Canada. Other income increased due to a $7 million gain recorded on the sale of oil and gas properties in the United States during fiscal 1994.

Costs and Expenses

Operating expenses decreased $2.8 million. A decline in the aviation segment and the sale of Triton Canada and the U.S. properties was partially offset by initial operating expenses in Colombia, which began commercial production in December 1992. Details about these and other variations are explained in "Segment Review."

General and administrative expenses decreased $1.1 million primarily because of the sale of Triton Canada and decreases in costs associated with restructuring, offset somewhat by increases in corporate compensation.

Interest expense increased during the period because of the amortization of debt discount ($8.8 million effect before capitalization) associated with the 1997 Notes issued in November 1992.

During the six months ended November 30, 1993, a $.6 million foreign exchange gain was recognized, primarily in France, compared to a $.6 million loss during the prior period. A loss of $.6 million was recognized for the three months ended
November 30, 1993 compared to a gain of $5.6

million for the prior period. The exchange gains (losses) have resulted principally from the translation of foreign currency denominated deferred income taxes into United States dollars.

Equity in earnings (losses) of affiliates during the three and six months ended November 30, 1993 and 1992 consisted of the following:




                                    		 Three Months Ended 	 		Six Months Ended
                                           November 30,      	 	November 30,

                                       		 1993 		 1992  	   	 1993 		 1992

                                                  (In thousands)






Crusader, 49.9% owned 	            	$ 	(387) 	$ 	(1,176) 	$ 	(202) 	$	(1,843)

Aero, 28% owned 		                      	---    	 	(860) 	    	---   	(2,270)

Other                                		 	(5) 	      	33     		172       		31




                                  		$ 	(392) $ 	(2,003)  	$ 	(30) 	$ 	(4,082)







Crusader's results of operations improved primarily because of decreases in losses from its smokeless fuel operation in Ireland and increased profitability in the U.S. and Canadian subsidiaries. The Company's investment in Aero was carried at cost during the current period.

Depreciation, depletion and amortization decreased $7.1 million (from $19.9 million in fiscal 1993) principally as the result of lower depletion, due to declining production and the Company's
sale of Canada and its U.S. properties.   See  "Segment Review".

Discontinued Operations

The results of operations for the wholesale fuel products segment have been reported as a discontinued operation in fiscal 1993 because of the Company's decision to sell these businesses. An estimated loss on the disposal of the segment of $16.1 million was recorded during the fourth quarter of fiscal 1993. Net proceeds from the sale of assets associated with the segment will be used to retire existing obligations of the division. Also reported as a discontinued operation during fiscal 1993 were the results of operations for Input/Output, representing the Company's seismic equipment sales and services segment. On August 12, 1992, the Company's remaining 26.9% interest in Input/Output was sold through a secondary public offering. The Company realized a gain of $13.8 million during fiscal 1993 as a result of this sale.

Income Taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective June 1, 1992. The cumulative benefit of the change to the liability based method under SFAS No. 109 of $4 million, or $.12 per share was recorded in the first quarter of fiscal 1993.



Minority Interest in (Earnings) Loss of Subsidiaries

The change in minority interest between 1992 and 1993 was due primarily to a decline in profitability by Triton Europe. As discussed previously, this decline resulted principally from a writedown in the carrying cost of oil and gas properties during the current period.

Environmental Matters

The Company's United States oil and gas exploration and fuels businesses involve the storage, handling and sale of hazardous materials, including fuel storage in underground tanks.
Although the Company has sold a substantial portion of those businesses, it will remain liable for certain environmental matters that may arise from its and its predecessors' past operations. Although the Company believes that the level of future expenditures for environmental matters, including cleanup obligations, is impracticable to determine with any reasonable degree of probability, management believes that such costs, when finally determined, will not have a material adverse effect on the Company's consolidated financial position. The Company, during the six months ended November 30, 1993, accrued $2.1 million for environmental costs.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in Note 6(c) through (e) to Consolidated
Condensed Financial Statements is herein incorporated by reference into this Part II.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

As a result of the Annual Meeting of Shareholders held on November 11, 1993, the shareholders re-elected four directors, Herbert L. Brewer (29,023,158 for and 410,222 against), Jesse E. Hendricks (29,174,300 for and 259,080 against), Michael E. McMahon (29,180,851 for and 252,529 against) and J. Otis Winters, (29,184,496 for and 248,884 against) to serve until the Annual Meeting of Shareholders in 1996 or until their respective successors are duly elected and qualified. The following directors continued in office: Thomas G. Finck, Fitzgerald S. Hudson, William I. Lee, J.G.A. Tucker, Ernest E. Cook, Wellslake
D. Morse, Jr., Ray H. Eubank, Graeme O. Morris and John P. Lewis. Also a proposal to adopt the amendments and restatements of the 1992 Stock Option Plan, the 1986 Convertible Debenture Plan and the 1985 Restricted Stock Plan of the Company were passed (15,596,160 for and 4,577,941 against).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this Quarterly
Report on Form 10Q:

1. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under or the amount of any of Triton Energy Corporation's and any of its subsidiaries' or affiliate Crusader's, long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)
(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

4.1	Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company. (1)



4.2	The Company's Restated Articles of Incorporation, and
    Amended and Restated Bylaws.(3)



4.3*	Amendments to Bylaws.



4.4	Rights Agreement dated as of June 26, 1990, between Triton
    and NationsBank of Texas, N.A. (f/k/a NCNB Texas National Bank), as Rights Agent.(1)



4.5	Statement of  Cancellation of  Redeemable shares, dated
    October 1, 1991.(6)



4.6	Form of Debt Securities.(10)



4.7	Proposed Form of Senior Indenture.(10)



4.8	Proposed Form of Senior Subordinated Indenture.(10).



4.9*	Senior Subordinated Indenture by and between the Company
     and United States Trust Company of New York, dated as of
     December 15, 1993.



4.10*	First Supplemental Indenture by and between the Company
      and United States Trust Company of New York, dated as of
      December 15, 1993.



10.1*	Triton Energy Corporation Amended and Restated Retirement
      Income Plan.



10.2*	Triton Energy Corporation Amended and Restated
      Supplemental Executive Retirement Income Plan.



10.3	1981 Employee Non-Qualified Stock Option Plan of Triton
     Energy Corporation.(3)



10.4	Amendment No.1 to the 1981 Employee Non-Qualified Stock
     Option Plan of Triton Energy Corporation.(5)



10.5	Amendment No.2 to the 1981 Employee Non-Qualified Stock
     Option Plan of Triton Energy Corporation.(3)



10.6*	Amendment No. 3 to the 1981 Employee Non-Qualified Stock
      Option Plan of Triton Energy Corporation.



10.7	1985 Stock Option Plan of Triton Energy Corporation.(1)



10.8	Amendment No.1 to the 1985 Stock Option Plan of Triton
     Energy Corporation.(3)



10.9*	Amendment No. 2 to the 1985 Stock Option Plan of Triton
      Energy Corporation.



10.10*	Triton Energy Amended and Restated 1986 Convertible
       Debenture Plan.



10.11	1988 Stock Appreciation Rights Plan of Triton Energy
      Corporation.(4)



10.12	Triton Energy Corporation 1989 Stock Option Plan.(7)



10.13	Amendment No.1 to the Triton Energy Corporation 1989 Stock
      Option Plan.(3)



10.14*	Amendment No. 2 to the Triton Energy Corporation 1989
       Stock Option Plan.



10.15*	Triton Energy Amended and Restated 1992 Stock Option Plan.



10.16*	Form of Amended and Restated Employment Agreement by and
       among Triton Energy Corporation and certain officers of Triton Energy Corporation.



10.17*	Triton Energy Amended and Restated Restricted Stock Plan.



10.18	Deed of Trust Note dated April 11, 1988, executed by
      Triton Aviation Services, Inc. and API Terminal, Inc. and related documents, including Guaranty of Triton Energy
      Corporation .(4)



10.19	Triton Energy Corporation Executive Life Insurance
      Plan.(2)



10.20	Triton Energy Corporation Long Term Disability Income
      Plan.(2)



10.21	Triton Energy Corporation Amended and Restated Retirement
      Plan for Directors.(1)



10.22	Indenture dated as of November 13, 1992 between Triton
      and Chemical Bank, with respect to the issuance of Senior
      Subordinated Discount Notes due 1997.(8)



10.23	Supplemental Indenture dated as of July 1, 1993 between
      Triton Energy Corporation and Chemical Bank.(4)



10.24	Supplemental Indenture dated as of August 16, 1993 between
      Triton Energy Corporation and Chemical Bank.(4)



10.25	Underwriting Agreement dated June 18, 1993 among Triton
      Canada Resources Ltd., Triton Energy Corporation and the underwriters named herein.(9)



10.26	Purchase and Sale Agreement among Triton Oil and Gas
      Corp., Triton Energy Corporation and Torch Energy Advisors
      Incorporated dated effective as of January 1, 1993.(4)



10.27	Agreement for Purchase and Sale of Assets Among Triton
      Fuel Group, Inc. and AVFUEL Corporation dated August 25, 1993.(4)



10.28	Contract for Exploration and Exploitation for Tauramena
      with an effective date of July 1, 1982, between Triton Colombia, Inc. , and Empresa Colombiana De Petroleos.(4)



10.29	Contract for Exploration and Exploitation  for Tauramena
      with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(4)



10.30	Summary of Assignment legalized by Public Instrument No.
      1255 dated September 15, 1987 (Assignment is in Spanish language).(4)



10.31	Summary of Assignment legalized by Public Instrument No.
      1602 dated June 11, 1990 (Assignment is in Spanish language).1(4)



10.32	Summary of Assignment legalized by Public Instrument No.
      2586 dated September 9, 1992 (Assignment is in Spanish language). (4)



10.33*	Guaranty between the Company and Comerica Bank-Texas.

10.34* Triton Energy Corporation 401(K) Savings Plan.

15.1*	Letter of Price Waterhouse, acknowledging awareness of the
      use of their report dated October 13, 1992, relating to the review of interim financial information.

		______________________________



*  Filed herewith.



(1)	Previously filed as an exhibit to the Company's Annual
    Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's Annual
    Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.



(3)	Previously filed as an exhibit to the Company's Annual
    Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.



(4)	Previously filed as an exhibit to the Company's Annual
    Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference.



(5)	Previously filed as an exhibit to the Company's Annual
    Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.



(6)	Previously filed as an exhibit to the Company's Registration
    Statement on Form S-3 (No. 33-42430) and incorporated herein by reference.



(7)	Previously filed as an exhibit to the Company's Quarterly
    Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.



(8)	Previously filed as an exhibit to the Company's Quarterly
    Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.



(9)	Previously filed as an exhibit to the Company's Current
    Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.



(10)	Previously filed as an exhibit to the Company's
     Registration Statement on Form S-3 (No.33-69230) and incorporated herein by reference.


(b) Reports on Form 8-K

      None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       				    TRITON ENERGY CORPORATION





                                         			   /s/Peter Rugg

                                       					   Peter Rugg

                                        				   Senior Vice President and
                                               Chief Financial Officer





Date:  January 13, 1994