Form 10-Q
period 1994-02-28
TRITON ENERGY CORP
filed 1994-04-14
CIK 99830

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       -----------------------

                            FORM 10-Q





(X)  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     	For the quarterly period ended February 28, 1994

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



	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class of Common Stock 	           	Number of Shares
                                              Outstanding at March 31, 1994

  Common Stock, par value $1.00 per share 	           	35,443,362

                TRITON ENERGY CORPORATION AND SUBSIDIARIES
                               INDEX



PART I.  Financial Information 	                                  Page No.

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
 February 28, 1994 and May 31, 1993                                   	2

Consolidated Condensed Statements of Operations -
 Three and nine months ended February 28, 1994 and 1993                	3

Consolidated Condensed Statements of Cash Flows -
 Nine months ended February 28, 1994 and 1993 																										4

Consolidated Condensed Statement of Stockholders' Equity -
 Nine months ended February 28, 1994                                   	5

Notes to Consolidated Condensed Financial Statements                   	6

Review of Independent Accountants                                     	11

Review Report of Independent Accountants                              	12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        	13

PART II.  Other Information

Item 1.  Legal Proceedings                                            	22

Item 6.  Exhibits and Reports on Form 8-K                             	22

                           PART I. FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS
                    TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of dollars)


           	    ASSETS 		      	                February 28,
                                                    1994         May 31,
                                                (Unaudited)    	 	1993


Current assets:
    Cash and equivalents 	 	                  	$ 	106,037     	$ 	52,939
    Short-term investments 	 		             	      86,396 	 	     24,253
    Receivables 	 	                             	 	11,148      	 	16,716
    Inventories 	                               		 	4,724       	 	5,783
    Net assets of discontinued operations 	 		     	4,644 	      	21,789
    Prepaid expenses and other 	 		                	1,112         	 	787


           Total current assets 	 		 	            214,061 	     	122,267

Property and equipment, at cost, less
   accumulated depreciation and depletion of
   $488,751 and $525,142, respectively            293,190 	     	331,471

Investments and other assets  	 		               	101,310 	     	108,193

                                            			$ 	608,561    	$ 	561,931

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    installments of long-term debt             		$ 	2,128      	$ 	6,720
  Accounts payable and accrued liabilities   	 		 	25,117      	 	38,840
  Liabilities of discontinued operations 	 	     	 	8,459 	      	31,360
  Deferred income taxes 	 			                         ---       	 	2,583
            Total current liabilities 	 	       	 	35,704      	 	79,503


Long-term debt, excluding current installments	   286,696       	159,147
Convertible debentures due to employees  	 			        ---         ---
Deferred income taxes 	 			                           --- 	      	13,178
Deferred income and other 	                     		 	9,921 	       	9,100
Minority interest in subsidiaries 	            		 	17,273      	 	34,172
Redeemable preferred stock of subsidiary 				         --- 	       11,399

Stockholders' equity:
   Common stock, par value $1 	 	               	 	35,484      	 	35,231
   Additional paid-in capital 	               		 	504,824 	     	502,217
   Accumulated deficit  	                    		 	(273,109)   	 	(276,965)
   Foreign currency translation adjustment 	 	  	 	(7,305) 	     	(4,087)
   Adjustment for minimum pension liability 	    		 	(246)       	 	(246)
                                            	 		 	259,648     	 	256,150

   Less cost of common stock in treasury 			         	681         	 	718

             Total stockholders' equity 			      	258,967 	 	    255,432

Commitments and contingencies (Note 7)
                                           	 		$ 	608,561    	$ 	561,931

     Oil and gas properties are accounted for using the full cost method. See accompanying notes to consolidated condensed financial statements.

                 TRITON ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Three and nine months ended February 28, 1994 and 1993
                  (Thousands, except per share amounts)
                            (Unaudited)


                            	 	     Three months ended   Nine months ended
                                      February 28,         February 28,
                                  		1994  	   	 1993   		1994     	 1993


Revenues:
 Sales and other operating revenues $ 9,599   $ 26,084   $ 45,571 $ 78,726
 Gain on sale of  Triton Canada
     common stock 		                   --- 	     --- 	    47,865      ---
 Other income                      		2,885 	  	3,184   	 	13,000 	 	4,996


                                  		12,484 	 	29,268 	  	106,436 		83,722



Costs and expenses:
 Operating including nil,
 $1,968, $2,075 and $5,283
 to affiliate  	                   	8,093 	  	12,752   	 	32,963 	 	40,461
 General and administrative 	      	7,647   		11,092   	 	23,661 	 	28,226
 Depreciation, depletion and
  amortization 	                   	4,214   		17,924      17,028 	 	37,805
 Equity in loss of affiliates, net 	1,205 	   	5,664 	    	1,235     9,746
 Writedown of assets and loss
  provisions 	                    	14,697 	  	91,626 	    38,593 	 	96,060
 Interest 		                        2,299 	   	1,701    	 	5,217  	 	1,701


                                 		38,155 		 140,759  	 	118,697	 	213,999



   Earnings (loss) from continuing
   operations before income taxes,
   minority interest and cumulative
   effect of accounting change  		(25,671) 	(111,491)   	(12,261)		(130,277)
Income tax benefit 	                	(413) 		(26,824) 	  	(4,285)	 	(29,643)



                                 		(25,258) 		(84,667) 	 	(7,976)  	(100,634)

Minority interest in  loss of
 subsidiaries 	                     	5,273   		26,049     11,832 	   	25,473

    Earnings (loss) from continuing
    operations before cumulative
    effect of accounting change 	 	(19,985) 		(58,618)  		3,856     	(75,161)

Discontinued operations:
 Loss from operations 		               ---   		(6,505)     ---       	(8,577)
 Gain on public stock offering  		     --- 		     --- 	    --- 	     	13,841


     Earnings (loss) before
     cumulative effect of
     accounting change 		         (19,985)  		(65,123)  		3,856    		(69,897)
Cumulative effect of
 accounting change 		                 --- 	      	--- 	     ---      		4,017


Net earnings (loss)           	$ 	(19,985) 	$ 	(65,123) $ 	3,856 	$  (65,880)


Weighted average number of
 common shares outstanding 	      	34,843     		34,372  		34,737    		34,142


Earnings (loss) per common share:
 Continuing operations 	         $ 	(0.57) 	$ 	(1.71)	$  	0.11     	$ 	(2.20)
 Discontinued operations 		           ---    		(0.19)      --- 	       	0.15
 Cumulative effect of
   accounting change  		              --- 		     --- 		    ---        		0.12


Net earnings (loss)             	$ 	(0.57) 	$ 	(1.90) 	$ 	0.11     	$ 	(1.93)




        See accompanying notes to consolidated condensed financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine months ended February 28, 1994 and 1993
                         (Thousands of dollars)
                             (Unaudited)


                                                   			  1994        	1993


Cash flows from operating activities:
  Net earnings (loss)                               		$ 	3,856 	$ 	(65,880)
  Adjustments to reconcile net earnings (loss)
   to net cash used by operating activities:
  Depreciation, depletion and amortization 			          17,028    		41,194
  Gain on Input/Output, Inc. public stock offering         ---   		(13,841)
  Gain on sale of Triton Canada common stock  		      	(47,865) 		     ---
  Gain on sale of domestic properties                			(6,945) 		     ---
  Equity in loss of affiliates 	                       		2,226    		10,780
  Writedown of assets                                			38,593    		97,591
  Foreign exchange gain                                			(919)   		(1,047)
  Amortization of debt discount                       			5,217     		3,467
  Deferred income taxes, minority interest and other 		(21,048)   	(57,198)
  Changes in working capital pertaining to
    operating activities                             		(13,621)  		(21,356)


            Net cash used by operating activities   			(23,478)   		(6,290)


Cash flows from investing activities:
   Capital expenditures and investments 	            		(65,089)  		(85,723)
   Proceeds from Input/Output, Inc. public
      stock offering 			                                   ---    		24,144
   Proceeds from sale of Triton Canada common stock  			59,029         ---
   Proceeds from sale of domestic properties         			19,502 		      ---
   Purchases of short-term investments 	             		(90,931) 	 	(44,910)
   Proceeds from short-term investments 	             		28,788         ---
   Other 		                                             	4,008 	   	(5,099)


          Net cash used by investing activities 	    		(44,693) 		(111,588)


Cash flows from financing activities:
   Proceeds from short-term borrowings with
     maturities greater than three months 			              ---     		8,617
   Short-term borrowings, net 	                       		(1,640)   		(5,605)
   Proceeds from long-term debt                     			123,200   		131,918
   Payments on long-term debt                        			(2,914)   		(9,501)
   Issuance of common stock 	                          		2,831 		    4,398
   Other                                             			(1,053)   		(1,978)


           Net cash provided by financing activities 			120,424 	  	127,849

Effect of exchange rate changes on cash and equivalents 		 	845       	(424)


Net increase in cash and equivalents 	                	 	53,098    	 	9,547
Cash and equivalents at beginning of period          		 	52,939   	 	52,601


Cash and equivalents at end of period              		$ 	106,037  	$ 	62,148




     See accompanying notes to consolidated condensed financial statements.

                TRITON ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    Nine months ended February 28, 1994
                            (Thousands of dollars)
                                (Unaudited)

                          Additional                                Total
                 Common  	paid-in     Accumulated       Treasury stockholders'
 	                stock   capital       deficit    Other   stock     equity



Balances at
 May 31, 1993 	$35,231 	$502,217 	$ 	(276,965) 	$(4,333) 	$(718) 	$	255,432
Net earnings 		    ---       --- 	     	3,856 		    ---     ---    	 	3,856
Foreign currency
 translation
 adjustment 		     --- 		    --- 		      ---     (3,218)    ---  	 	(3,218)
Exercise of
 employee stock
 options and
 conversion of
 employee
 debentures 	     	253 	  	2,578 	 	     ---        ---	    --- 	    	2,831
Other 		           ---     	 	29 	       ---        --- 	   	37         	66
Balances at
 February 28,
 1994       	$ 	35,484 	$504,824 	$ 	(273,109) 	$(7,551) 	$(681) 	$ 	258,967











     See accompanying notes to consolidated condensed financial statements.

                       TRITON ENERGY CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


(1)  General

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of February 28, 1994, and the results of its operations for the three and nine month periods ended February 28, 1994 and 1993, its cash flows for the nine months ended February 28, 1994 and 1993, and stockholders' equity for the nine months ended February 28, 1994. The results of operations for the three and nine month periods ended February 28, 1994 and 1993, are not necessarily indicative of the final results to be expected for the full year.

     The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

     The consolidated condensed financial statements for the three and nine month periods ended February 28, 1993 have been restated for the adoption of FAS 109, "Accounting for Income Taxes" effective June 1, 1992. The consolidated condensed statements of operations for the three and nine month periods ended February 28, 1993, have been restated to present the wholesale fuel products segment as a discontinued operation. Certain other previously reported financial information has been reclassified to conform to the current year's presentation.

(2)  Earnings (loss)  per Common Share

     Earnings (loss) per common share for the three and nine month periods ended February 28, 1994 and 1993 were based on the earnings (loss) applicable to common stock divided by the weighted average number of common shares outstanding, which excluded the Company's share of its common stock owned by Crusader Limited ("Crusader"). Fully diluted earnings (loss) per common share has not been presented due to the antidilutive effect of including all potentially dilutive securities.

(3)  Divestitures and Discontinued Operations

     As a result of selling its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton Canada"), the Company recorded a pretax gain of $47,865,000 during the first quarter. Net proceeds of $59,029,000 were received in the second quarter.

     In August and October 1993, the Company sold its U.S. working interest properties for net proceeds of $19,502,000, resulting in a pretax gain of $6,945,000. The properties that were sold accounted for approximately 55.7% ($21,570,000) of discounted future net revenues associated with U.S. proved reserves at May 31, 1993.

     In fiscal 1993, the Company initiated a plan to discontinue its remaining operations in the wholesale fuel products segment. On September 16, 1993, the Company completed the sale of the aviation fuels component of this segment for approximately $15,000,000. The sale

                        TRITON ENERGY CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



     proceeds were used principally to retire existing obligations of this operation. The remaining assets and liabilities consist principally of various wholesale fuel products operations. For the nine months ended February 28, 1994, both the loss from operations of $2,798,000 and the loss from sale of assets of $8,756,000 were included in the estimated loss on disposal of discontinued operations recorded in fiscal 1993. Operating revenues were $79,562,000 for the nine months ended
     February 28, 1994.

     The operating results of Input/Output, Inc. ("Input/Output") have been presented as discontinued operations in the Company's consolidated condensed statements of operations because of the Company's sale of its remaining 26.9% interest in Input/Output through a secondary public offering on August 12, 1992. Net cash proceeds from the offering of $24,144,000 resulted in a net gain of $13,841,000.

(4)  Writedown of Assets

     During the three and nine month periods ended February 28, 1994, the carrying amounts of the Company's evaluated oil properties in France were written down by $14,545,000 and $38,441,000, respectively, principally as a result of lower oil prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

     During the three and nine month periods ended February 28, 1993, as a result of Triton Europe p.l.c.'s ("Triton Europe") decision to curtail certain exploration activities in both France and the United Kingdom, $19,205,000 of cost related to unproved properties was considered to be impaired and written down. Additionally, in connection with Triton Europe's decision to eliminate certain of its future development activities in the Villeperdue Field, the Company recorded a significant decrease in its proved undeveloped reserves, resulting in a $55,740,000 writedown of French proved property costs. Also for the nine months ended February 28, 1993, the Company wrote down its proved properties in the United States ($831,000) and Indonesia ($7,179,000) and its unproved properties in Indonesia ($2,055,000), New Zealand ($3,878,000), and other areas ($1,627,000). Other writedowns and loss provisions aggregating $5,545,000 related primarily to litigation.

     For the three months ended February 28, 1993, in addition to the above mentioned writedowns, writedowns were taken in Indonesia ($7,179,000), New Zealand ($3,878,000) and in other areas ($1,627,000). Other writedowns and loss provisions related to aviation assets of $1,739,000 and litigation and other of $2,258,000.

                        TRITON ENERGY CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)


(5)  Statements of Cash Flows

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Supplemental disclosures of cash flow information for the nine months ended February 28, 1994 and 1993 follow (thousands of dollars):

                         		                              1994  	  1993


    Cash paid during the periods for:
       Interest (net of amount capitalized)  	         $  ---  	$  ---
       Income taxes                                     		222  		1,266
Noncash investing and financial activities:
       Liabilities resulting from acquisition  	          ---  		1,265
       Sale of the Company's shares by Crusader Limited   ---  		3,920



(6) 	Issuance of Debt

     In December 1993, the Company completed the sale of $170,000,000 in principal amount of 9 3/4% Senior Subordinated Discount Note ("9 3/4% Notes") due December 15, 2000, providing net proceeds to the Company of approximately $124,000,000. The original issue price was 75.17% of par representing a yield to maturity of 9 3/4%. No interest is payable on the 9 3/4 % Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes will accrue at the rate of 9 3/4% per annum and will be payable semiannually on each June 15
     and December 15, beginning on June 15, 1997.   The proceeds are being
     used to fund capital expenditure requirements relating to the Company's exploration and development program, primarily in Colombia, and for general corporate purposes.

     The Indenture for the 9 3/4% Notes contains financial covenants which include limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control. The balance of the 9 3/4% Notes at February 28, 1994 was $130,393,000.

                           TRITON ENERGY CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


(7)   Commitments and Contingencies

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

           Tests of the first eight wells in the Company's Cusiana and Cupiagua fields in Colombia indicate significant oil discover on which the Company expects to incur significant capital expenditures in fiscal 1994 for exploratory and development drilling, pipeline and production facilities and related activities. The Company's capital budget for fiscal 1994, adopted in June 1993, is approximately $140 million, excluding capitalized interest, of which approximately $100 million relates to Colombia. The Company believes that current working capital plus anticipated cash flows will be sufficient to finance this commitment into at least 1995.

      (b)  Guarantees
           The Company has guaranteed $9,360,000 of loans related to its ownership in a Colombian pipeline and $2,016,000 of loans from financial institutions related to aviation property. Additionally, in December 1993, the Company guaranteed $1,300,000 in indebtedness that may be incurred by the chief executive officer of the Company to finance the construction of his primary residence.

     (c)  Regulatory Matters
          On July 28, 1992, the Commission requested that the Company provide to the Commission, on a voluntary basis, information and documents regarding certain of the Company's employees and former employees, the Company's operations in Indonesia, the Company's dealings with Indonesian officials and the Company's internal accounting controls. The staff of the Commission has advised the Company that the Company should not construe this inquiry as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. Subsequently, the Company has been advised that the Justice Department is conducting a similar inquiry. The Company is voluntarily cooperating with both agencies and has made available various documents. Based upon the Company's review of the inquiries and the information available to the Company to date, the Company believes that it will be able to resolve any questions that either agency might have in a manner that would not have a material adverse effect on the Company's consolidated financial condition.

                              TRITON ENERGY CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     (d)  Litigation
          The Company is subject to ordinary litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial condition.

(8)  Subsequent Events

     On March 8, 1994, the minority shareholders of Triton Europe approved the Company's offer to purchase the shares of Triton Europe not owned by the Company. The acquisition became effective on March 31, 1994 following approval by the High Court in the United Kingdom. Total consideration amounted to approximately $20,000,000 consisting of Convertible Preferred Stock - $18,000,000, and cash - $2,000,000.
     The value attributed to each share of Convertible Preferred Stock was 120% of the average closing price for one share of the Company's
     Common Stock for the five trading days prior to the High Court approval or $34.41.

     Each share of Convertible Preferred Stock is convertible into one share of the Company's Common Stock any time on or after October 1, 1994 and bears a fixed cash dividend of 5% per annum payable semi-annually on March 30 and September 30, commencing on September 30, 1994. If not converted earlier, each Convertible Preferred Share will be redeemed on March 30, 2004, either for $34.41 in cash or, at the option of the Company, for the Company's Common Stock.

     On March 15, 1994, the Company announced the finalization of agreements for commencement of joint petroleum operations in Block A-18, located in the Malaysia-Thailand Joint Development Area. The Production Sharing Contract between the Malaysian-Thailand Joint Authority, Petronas Carigali and the Company must be submitted to the Government of Malaysia and the Government of the Kingdom of Thailand for approval. Petronas Carigali and the Company will each hold a 50% interest in Block A-18, which encompasses approximately 700,000 acres. The Company's net revenue interest after royalties will be approximately 34% and 24% before and after cost recovery, respectively.

                    REVIEW OF INDEPENDENT ACCOUNTANTS



Price Waterhouse, independent accountants, have reviewed the consolidated condensed financial information as of February 28, 1994, and for the three and nine month periods then ended, included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying independent accountant's review report.

             REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of February 28, 1994, the related consolidated condensed statements of operations for the three and nine month periods ended February 28, 1994 and 1993, the consolidated condensed statements of cash flows for the nine month periods ended
February 28, 1994 and 1993 and the consolidated condensed statement of stockholders' equity for the nine month period ended February 28, 1994.
This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated August 18, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of May 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE


Dallas, Texas

April 4, 1994



           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Liquidity and Capital Resources


General

Beginning in fiscal 1993, the Company initiated several strategic changes with respect to its exploration and development programs and non-oil and gas businesses. The Company is focusing its resources in high potential exploration and development opportunities in Colombia, Malaysia/Thailand, Argentina and in new ventures. Existing production, publicly owned subsidiaries and affiliates and non-oil and gas assets have been re-evaluated in order to sharpen this focus. This review led to the strategic decisions to divest in fiscal 1994 the Company's working interests in oil and gas reserves in the U.S., to sell the Company's common equity interest in Triton Canada, to reassess development prospects in France, to discontinue operations in the wholesale fuel products segment and to acquire the minority interest in Triton Europe.

Financing Activities

Asset Sales

On September 10, 1993, the Company completed the sale of its 30.5 million shares of common stock in Triton Canada. The Company received net proceeds of $59 million and recognized a pretax gain of $47.9 million.

In August and October 1993, the Company sold its working interest reserves in the United States for approximately $19.5 million and recognized a pretax gain of $6.9 million.

On September 16, 1993, the Company sold for approximately $15 million the aviation fuels component of its wholesale fuel products segment, which was classified as a discontinued operation at May 31, 1993. The proceeds were principally used to retire existing obligations of this operation.

On August 12, 1992, the Company sold its remaining holdings of 1,955,000 shares of common stock of the Company's former affiliate, Input/Output. Net proceeds to the Company were approximately $24 million. The Company recognized a net gain of $13.8 million from this sale.

Securities Sale

On September 22, 1993, the Company filed a shelf registration statement on Form S-3 with the Commission for up to $300 million face amount of debt securities. Under this shelf registration, in December 1993, the Company completed the sale of the 9 3/4% Notes. Net proceeds to the Company of approximately $124 million will be used to fund capital expenditure requirements relating to the Company's exploration and development program, primarily in Colombia, and for general corporate purposes. The indenture to the 9 3/4% Notes contains certain covenants that are no more restrictive than the covenants under the indenture for the outstanding 12 1/2% Senior
Subordinated Discount Notes due 1997.





            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                  Liquidity and Capital Resources - (Continued)



Net working capital increased to $178.4 million at February 28, 1994 from $42.8 million at May 31, 1993 due to the financing activities described above. The Company has engaged two investment managers to invest the proceeds from the 9 3/4% Notes offering and other short term investments in highly liquid debt securities to provide an acceptable rate of return while maintaining liquidity for funding development projects.

Capital Requirements and Funding Alternatives

Continued funding for development of the oil fields in Colombia, including drilling, production and transportation infrastructure will require significant capital. At February 28, 1994, the Company had approximately $192.4 million in cash and short-term investments on hand, which the Company believes will be sufficient to fund currently anticipated capital expenditures into 1995. The Company's capital budget for fiscal 1994 is approximately $140 million, excluding capitalized interest, of which approximately $100 million relates to Colombia. Substantially all of these budgeted expenditures will be dedicated to oil and gas exploration and development activities.

Total capital requirements for the full field development in Colombia have not been determined, although they are expected to continue at substantial levels into 1997. The Company's capital expenditures in fiscal 1995 and subsequent years would be substantial, but materially reduced, if necessary pipeline infrastructure is financed and owned, in whole or in part, by third parties. The Company expects to meet its direct capital needs in fiscal 1995 and later years with cash on hand, short term investments, cash flow from operations, proceeds from asset sales and the issuance of debt or equity securities.

Acquisitions

On March 31, 1994, the Company received final approval from the High Court in the United Kingdom to purchase the shares of Triton Europe not owned by the Company. As a 100% owned subsidiary, Triton Europe will give the Company a European base of operations to explore new ventures and improve the Company's access to cash flow, cash on-hand and borrowing capacity.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Consolidated Results of Operations



Overview

The Company reported net earnings from continuing operations of $3.9 million for the nine months ended February 28, 1994 compared to a net loss of $75.2 million for the same period in 1993. This improvement resulted principally from the gain realized on the sale of Triton Canada common stock and lower writedowns in the carrying amounts of oil and gas properties.

Divestitures

During the first and second quarter of fiscal 1994, the Company sold its investment in Triton Canada and the U.S. working interest properties, which resulted in an aggregate pretax gain of $54.8 million. The summary financial information provided below represents the operating results and other operating data for both Triton Canada and the U.S. working interest properties for the three month and nine month periods ended February 28, 1994 and 1993. Explanations provided in the remainder of this discussion focus on variances caused by the Company's remaining operations.


                  		                Triton Canada and U. S. Working Interest
                                                  Properties

                                 		Three Months Ended   				Nine Months Ended
                                      February 28,            February 28,
                                 		1994  		    1993  	     	1994     	1993

                                    		(In thousands of dollars, except
                                             where indicated)

Sales and other operating
  revenues                     	$  ---    	$ 	9,382    	$ 7,682  	$ 	25,862
Costs and expenses 		              --- 	     	8,496     		7,584    		25,682
Net earnings (loss) 		             ---   	     	708 	       	44      		(401)
Oil production (Mbbls) 		          ---        		148       		122       		435
Gas  production (Mmcf) 	     	     --- 		     4,323     		3,644    		12,358
Weighted average price per bbl     ---      		15.42     		16.39      	16.80
Weighted average price per Mcf     ---       		1.22      		1.15      		1.10



              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      Consolidated Results of Operations



                    Quarter Ended February 28, 1994 and 1993


Overall Financial Review

  Revenues

  As discussed under "Segment Review", the decrease in sales and other operating revenues resulted from lower sales in the oil and gas and aviation sales and services segments. Also affecting the current quarter was an increase in interest income of $1.2 million due to investing the proceeds from the 9 3/4% Notes offering which were received in December 1993.

  Costs and Expenses

  General and administrative expenses decreased $3.4 million as decreases in the oil and gas segment (see "Segment Review") were partially offset by the effect of increases in personnel at the corporate office.

  Interest expense before capitalization increased $2.4 million primarily because of the amortization of debt discount associated with the 9 3/4% Notes issued in December 1993.

  Equity in losses of affiliates for the three months ended February 28, 1994 and 1993 consisted of the following


    			                                                   1994  	  1993
                                                       			(In thousands)


Crusader - 49.9% owned                               		$ 	1,124 		$ 	857
Aero - 28% owned  			                                       --- 			4,986
Other                                                     			81  			(179)

                                                     		$ 	1,205		$ 	5,664


  The Company's equity in Crusader decreased primarily because of a writedown related to unproved properties in New Zealand ($.5 million net to the Company). The Company's investment in Aero was carried at cost during the current period.

  Minority Interest in Losses of Subsidiaries

  The change in minority interest resulted from a reduction in operating losses for Triton Europe due to lower writedowns and the effect of the restructuring in 1993.

  Income Taxes

  The income tax benefit reported for the three months ended February 28, 1993 was principally due to a foreign tax benefit from the writedown of oil and gas properties in France ($18.8 million) and a net deferred tax asset in the United States ($8 million).



             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                     Consolidated Results of Operations


Segment Review

                                          								Three Months Ended
																																																						February 28,
                                                 			1994  	 	 	1993
Oil and gas exploration and production         (In thousands of dollars,
 activities excluding equity investees: 		     except where indicated)


Sales and other operating revenues            	 	$ 	6,653   		$ 	20,484
Operating, G&A and DD&A expenses                			11,034   	 	 	31,564
Writedowns                                      			14,697   	 	 	87,629
Oil production (Mbbls) 	                            		439      	 	 	776
Gas  production (Mmcf)                             			234    	 	 	4,576
Weighted average price per bbl                   			14.09    	 	 	18.42
Weighted average price per Mcf                    			1.97     	 	 	1.27

Aviation sales and services:

Sales and other operating revenues 	              		2,637    	 	 	3,810
Operating, G&A and DD&A expenses                	 		2,853      			4,773
Writedowns 			                                        --- 	    	 	1,739



Oil and gas activities

Oil sales decreased principally due to lower sales volumes in France
(103,000 barrels or a $2 million effect) caused by the natural decline in the Villeperdue field. Sales volumes also decreased in Colombia
(76,000 barrels or a $1.1 million effect) due to fewer liftings in 1994 compared to 1993. Also affecting sales was a decline in oil prices in Indonesia ($10.67 per barrel or a $1.2 million effect) and to a lesser extent in France ($4.19 per barrel or a $1 million effect).

Operating expenses, excluding operations sold during fiscal 1994, remained level even though production was lower, due to an accrual for environmental costs in the U.S. of $1.1 million.

General and administrative expenses decreased $4.1 million primarily due to the effect of the restructuring of Triton Europe ($2.1 million) and higher capitalization due to increased exploration activity in Colombia.

Depreciation, depletion and amortization decreased $13.7 million due to lower sales volumes and lower depletable bases in France and Indonesia caused by writedowns taken in fiscal 1993.

In the quarter ended February 28, 1994, lower oil prices caused writedowns of $14.5 million related to proved properties in France. In the quarter ended February 28, 1993, writedowns in Triton Europe totaled $74.9 million of which $55.7 million related to proved reserves in France and $19.2 million related to unproved properties in Europe and France. In addition, during the 1993 quarter, writedowns were taken in Indonesia ($7.2 million), New Zealand ($3.9 million) and in other areas ($1.6 million).




               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                        Consolidated Results of Operations



Aviation Sales and Services

Sales in the aviation segment decreased $1.2 million principally from the divestiture of three fixed based operations and a reduction in charter and maintenance services. The near-term outlook for operations currently remaining in this segment has diminished due to a continuing decline in demand for general aviation goods and services.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       Consolidated Results of Operations



                   Nine Months Ended February 28, 1994 and 1993

Overall Financial Review

  Revenues

  As discussed under "Segment Review," the decrease in revenues resulted from lower sales in the oil and gas and aviation segments, offset by a $47.9 million pretax gain from the sale of the Company's investment in Triton Canada. Other income increased due to a $6.9 million pretax gain recorded on the sale of oil and gas properties in the U.S. during fiscal 1994 and higher interest income of $1.6 million due to investment of the proceeds from the 9 3/4% Notes issued in December 1993.

  Costs and Expenses

  General and administrative expenses decreased $4.6 million primarily due to decreases in costs resulting from the 1993 Triton Europe restructuring, offset somewhat by the effect of staff additions and other costs in the corporate office.

  Interest expense increased during the period because of the amortization of debt discount ($9.6 million effect before capitalization) associated with the 9 3/4% Notes issued in December 1993 and the 12 1/2% Senior Subordinated Discount Notes due 1997 issued in November 1992.

  Equity in losses of affiliates during the nine months ended February 28, 1994 and 1993 consisted of the following:


                                                       			 1994 	 	 1993
                                                       		 	(In thousands)


       Crusader - 49.9% owned                        		$ 	1,326 	$ 	2,700
       Aero - 28% owned 				                                ---   		7,256
       Other                                            				(91)   		(210)

                                                      	$ 	1,235  $ 	9,746



  Crusader's results of operations improved primarily because of decreases in losses from its smokeless fuel operation in Ireland and increased profitability by its U.S. and Canadian subsidiaries. The Company's investment in Aero was carried at cost during the current period.

  Discontinued Operations

  Discontinued operations in fiscal 1993 consisted of a $13.8 million gain on the sale of Input/Output, partially offset by losses from operations of $8.6 million in the wholesale fuel products segment. Current year losses for the wholesale fuel products segment are being offset against a loss provision of $16.1 million recorded at May 31, 1993.



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      Consolidated Results of Operations



  Income Taxes

  The income tax benefit reported for the nine months ended February 28, 1994 represents the reversal of deferred tax liabilities in France of $10.6 million (recorded as a result of the writedowns) and a gain of $1 million from a refund of taxes paid on the 1991 sale of the North Sea properties. The income tax benefit and the cumulative effect of accounting changes in fiscal 1993 were the result of the adoption of SFAS 109, "Accounting for Income Taxes".

  Minority Interest in (Earnings) Loss of Subsidiaries

  The change in minority interest between 1994 and 1993 was due to reduced operating losses in Triton Europe principally due to lower writedowns and general and administrative expenses due to the restructuring in 1993.

  Environmental Matters

  The Company's U.S. oil and gas exploration and fuels businesses involve the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. Although the Company has sold a substantial portion of these businesses, it remains liable for certain environmental matters that may arise from its and its predecessors' past operations.
  The Company believes that the level of future expenditures for environmental matters, including cleanup obligations, is impracticable to determine with any reasonable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's consolidated financial position. During the nine months ended February 28, 1994, the Company accrued $3.4 million for environmental costs.

Segment Review
                                      			          				Nine Months Ended
                                                         February 28,
                                                       	1994  			  1993

Oil and gas exploration and production               (In thousands of dollars
 activities, excluding equity investees: 		 			      except where indicated)


Sales and other operating revenues                 		$ 	33,804  		$ 	59,561
Operating,  G&A and DD&A expenses                    			44,401    			73,361
Writedowns 		                                          	38,593    			90,515
Oil production (Mbbls) 	                               		1,747     			2,232
Gas production (Mmcf)                                 			4,376    			13,156
Weighted average price per bbl                        			15.85     			19.31
Weighted average price per Mcf                         			1.33      			1.14

Aviation sales and services:

Sales and other operating revenues                    			10,006   			14,703
Operating,  G&A and DD&A expenses                     			12,858   			16,337
Writedowns  			                                             --- 	   		1,787


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         Consolidated Results of Operations



Oil and Gas Activities

Oil sales decreased during the current period due to lower sales volumes (485,000 barrels or a $10.1 million effect on revenue) and lower oil prices
($3.46 per barrel or a $5.3 million effect on revenue).   Sales in France
decreased 309,000 barrels during the current nine months, representing a $6.4 million decrease in revenue. Lower sales volumes of 106,000 barrels also occurred in Indonesia which caused a decline of $2.1 million. These decreases were partially offset by the impact of Colombian revenues
(202,000 barrels or a $3 million effect) as sales commenced during the third quarter of fiscal 1993. Oil prices also decreased, principally in France ($4.28 per barrel for an effect of $3.5 million).

The increase of $2.9 million in production costs was primarily due to new production during the current period in Colombia ($2 million effect) and an environmental accrual of $1.5 million in the U.S.

General and administrative expenses decreased $5 million principally due to lower expenses in France and Europe ($3.3 million) resulting from the 1993 restructuring.

Depletion decreased $20.9 million (from $35 million in fiscal 1993) because of property sales, declining sales volumes and a lower depletable base due to current and prior period writedowns.

A writedown of $38.4 million was recorded in France for the nine months ended February 28, 1994, principally due to the effect of lower prices. The prior year writedown related to proved properties in France
($55.7 million) and Indonesia ($7.1 million), and unproved properties in France and Europe ($19.2 million), Indonesia ($2.1 million), New Zealand ($3.9 million) and in other areas ($1.6 million).

Aviation Sales and Services

Sales in the aviation segment decreased $4.7 million principally due to the cessation of aircraft unit sales, the divestiture of three fixed based operations and a reduction in charter services and wholesale parts sales. Operating expenses increased due to an accrual of $1.9 million for environmental cleanup matters and higher fuel costs.




                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As reflected in a Form 8-K filed by the Company on March 10, 1994, court orders have been entered approving the previously announced settlement of all pending security and derivative action law suits against the Company and its officers and directors. These orders became final on April 8, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

1. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under or the amount of any of Triton Energy Corporation's and any of its subsidiaries' or its affiliate Crusader's, long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b) (4) of Item 601 of Regulation S-K, in lieu of filing such an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

4.1	 Specimen Stock Certificate of Common Stock, $1.00 par value, of the
     Company. (1)

4.2 	The Company's Restated Articles of Incorporation, and Amended and
     Restated Bylaws.(3)

4.3 	Amendments to Bylaws. (11)

4.4 	Rights Agreement dated as of June 26, 1990, between Triton and
     NationsBank of Texas, N.A. (f/k/a NCNB Texas National Bank), as Rights Agent.(1)

4.5 	Statement of  Cancellation of  Redeemable shares, dated October 1, 1991.
     (6)

4.6 	Form of Debt Securities.(10)

4.7 	Proposed Form of Senior Indenture.(10)

4.8 	Proposed Form of Senior Subordinated Indenture.(10).

4.9 	Senior Subordinated Indenture by and between the Company and United
     States Trust Company of New York, dated as of December 15, 1993. (11)

4.10	First Supplemental Indenture by and between the Company and United
     States Trust Company of New York, dated as of December 15, 1993. (11)

4.11*Statement of Resolution Establishing and Designating a Series of
     Shares of the Company, 5% Convertible Preferred Stock, no par value, dated as of March 30, 1994.

10.1	Triton Energy Corporation Amended and Restated Retirement Income Plan.
     (11)

10.2	Triton Energy Corporation Amended and Restated Supplemental Executive
     Retirement Income Plan. (11)

10.3	1981 Employee Non-Qualified Stock Option Plan of Triton Energy
     Corporation.(3)


                          PART II. OTHER INFORMATION



10.4	Amendment No.1 to the 1981 Employee Non-Qualified Stock Option Plan of
     Triton Energy Corporation.(5)

10.5	Amendment No.2 to the 1981 Employee Non-Qualified Stock Option Plan of
     Triton Energy Corporation.(3)

10.6	Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan of
     Triton Energy Corporation. (11)

10.7	1985 Stock Option Plan of Triton Energy Corporation.(1)

10.8	Amendment No.1 to the 1985 Stock Option Plan of Triton Energy
     Corporation.(3)

10.9	Amendment No. 2 to the 1985 Stock Option Plan of Triton Energy
     Corporation. (11)

10.10	Triton Energy Amended and Restated 1986 Convertible Debenture Plan. (11)

10.11	1988 Stock Appreciation Rights Plan of Triton Energy Corporation.(4)

10.12	Triton Energy Corporation 1989 Stock Option Plan.(7)

10.13	Amendment No.1 to the Triton Energy Corporation 1989 Stock Option
      Plan.(3)

10.14	Amendment No. 2 to the Triton Energy Corporation 1989 Stock Option
      Plan. (11)

10.15	Triton Energy Amended and Restated 1992 Stock Option Plan. (11)

10.16	Form of Amended and Restated Employment Agreement by and among Triton
      Energy Corporation and certain officers of Triton Energy Corporation.
      (11)

10.17	Triton Energy Amended and Restated Restricted Stock Plan. (11)

10.18	Deed of Trust Note dated April 11, 1988, executed by Triton Aviation
      Services, Inc. and API Terminal, Inc. and related documents, including Guaranty of Triton Energy Corporation .(4)

10.19	Triton Energy Corporation Executive Life Insurance Plan.(2)

10.20	Triton Energy Corporation Long Term Disability Income Plan.(2)

10.21	Triton Energy Corporation Amended and Restated Retirement Plan for
      Directors.(1)

10.22	Indenture dated as of November 13, 1992 between Triton and Chemical
      Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(8)

10.23	Supplemental Indenture dated as of July 1, 1993 between Triton Energy
      Corporation and Chemical Bank.(4)

10.24	Supplemental Indenture dated as of August 16, 1993 between Triton
      Energy Corporation and Chemical Bank.(4)



                         PART II. OTHER INFORMATION



10.25	Underwriting Agreement dated June 18, 1993 among Triton Canada
      Resources Ltd., Triton Energy Corporation and the underwriters named herein.(9)

10.26	Purchase and Sale Agreement among Triton Oil and Gas Corp., Triton
      Energy Corporation and Torch Energy Advisors Incorporated dated effective as of January 1, 1993.(4)

10.27	Agreement for Purchase and Sale of Assets Among Triton Fuel Group, Inc.
      and AVFUEL Corporation dated August 25, 1993.(4)

10.28	Contract for Exploration and Exploitation for SDLA with an effective date of July 1, 1982, between Triton Colombia, Inc. , and Empresa Colombiana De Petroleos.(4)

10.29	Contract for Exploration and Exploitation  for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(4)

10.30	Summary of Assignment legalized by Public Instrument No. 1255 dated
      September 15, 1987 (Assignment is in Spanish language).(4)

10.31	Summary of Assignment legalized by Public Instrument No. 1602 dated
      June 11, 1990 (Assignment is in Spanish language).1(4)

10.32	Summary of Assignment legalized by Public Instrument No. 2586 dated
      September  9, 1992 (Assignment is in Spanish  language). (4)

10.33	Guaranty between the Company and Comerica Bank-Texas.(11)

10.34	Triton Energy Corporation 401(K) Savings Plan. (11)

15.1*	Letter of Price Waterhouse, acknowledging awareness of the use of their report dated April 4, 1994, relating to the review of interim financial information.
	______________________________
*		Filed herewith

(1)	 Previously filed as an exhibit to the Company's Annual Report on
     Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.

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

                         PART II. OTHER INFORMATION



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

(10) 	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No.33-69230) and incorporated herein by reference.

(11) 	Previously filed as an exhibit to the Company's Quarterly Report on
      Form 10-Q for the quarter ended November 30, 1993 and incorporated herein by reference.

                        	PART II. OTHER INFORMATION



(b)  Reports on Form 8-K
     On January 17, 1994, the Company filed Form 8-K under Item 5 on the
     offer to purchase the minority interest in Triton Europe plc.


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



Date:  April 13, 1994