Form 10-K
period 1994-05-31
TRITON ENERGY CORP
filed 1994-08-29
CIK 99830

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

  /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED:  MAY 31, 1994

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the Transition Period from _________________ to ________________

                         Commission File Number:  1-7864

                            TRITON ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               TEXAS                                        75-1151855
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     6688 NORTH CENTRAL EXPRESSWAY
             SUITE 1400
           DALLAS, TEXAS                                        75206
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code:  214-691-5200

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                                -------------------

Common Stock, $1.00 par value                         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/   NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.1 BILLION, BASED ON THE CLOSING SALES PRICE OF $31.625 ON THE NEW YORK STOCK EXCHANGE.

     AS OF AUGUST 18, 1994, 35,487,874 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 1994 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                            TRITON ENERGY CORPORATION

                                TABLE OF CONTENTS


Form 10-K Item                                                             Page
- - - --------------                                                             ----

PART I
      ITEM 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . .    1
      ITEM 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . .   12
      ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   25
      ITEM 4.  Submission of Matters to a Vote of Security Holders . . . .   27

PART II
      ITEM 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . .   28
      ITEM 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .   30
      ITEM 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .   31
      ITEM 8.  Financial Statements and Supplementary Data . . . . . . . .   41
      ITEM 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . .   41

PART III
      ITEM 10.  Directors and Executive Officers of the Registrant . . . .   42
      ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . .   42
      ITEM 12.  Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . . . . . .   42
      ITEM 13.  Certain Relationships and Related Transactions . . . . . .   42

PART IV
      ITEM 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .   43

                                     PART I


ITEM 1. BUSINESS


GENERAL

     Triton Energy Corporation is an independent energy company primarily engaged in international oil and gas exploration and production through wholly-owned and partly-owned subsidiaries and affiliates. The Company's principal properties and operations are located in Colombia and Malaysia-Thailand. The Company also has oil and gas interests in other Latin American and Asian countries, Europe, Australia and North America.

     During fiscal year 1994, the Company had two reportable industry segments:
(i) the crude oil and natural gas exploration and production industry; and (ii) about the Company's reportable industry segments, see note 20 of Notes to Consolidated Financial Statements.

     Triton was incorporated in Texas in 1962. The Company's principal executive offices are located at 6688 North Central Expressway, Suite 1400, Dallas, Texas 75206, and its telephone number is 214/691-5200. The terms "Company" and "Triton" when used herein mean Triton Energy Corporation and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies.


OIL AND GAS OPERATIONS

     GENERAL

     Oil and gas exploration and development activities are, or have been, conducted in Colombia by the Company's wholly-owned subsidiaries, Triton Colombia, Inc. and Triton Resources Colombia, Inc. (collectively, "Triton Colombia"); in Malaysia-Thailand by the Company's wholly-owned subsidiary, Triton Oil Company of Thailand ("Triton Thailand"); in Argentina primarily by the Company's wholly-owned subsidiary, Triton Argentina, Inc. ("Triton Argentina"); in Europe by the Company's wholly-owned (but until March 31, 1994, 59.5% owned) subsidiary, Triton Europe, plc ("Triton Europe"); in Indonesia by the Company's wholly-owned subsidiary Triton Indonesia, Inc. ("Triton Indonesia") and the Company's 63.7% (at May 31, 1994, but since reduced to 33.7%) owned subsidiary, New Zealand Petroleum Company Limited ("New Zealand Petroleum"); in the United States by Triton Oil & Gas Corp. ("Triton Oil") and the Company's 49.9% owned affiliate, Crusader Limited ("Crusader"); in New Zealand by New Zealand Petroleum and Crusader; in Canada by Crusader (and Triton Canada Resources Ltd. ("Triton Canada") until August 1993); and in Australia by Crusader.

     A significant portion of Triton's reserves are held through its wholly-owned subsidiaries Triton Colombia and Triton Europe. Additional reserves are held through Triton's publicly-held affiliate, Crusader. Except for Crusader, the financial data for each of these companies is consolidated with Triton's financial data. For further information relating to the Company's oil and gas business activities, see Item 2. "Properties" and notes 20 and 23 of Notes to Consolidated Financial Statements.

PRODUCTION AND SALES

     The following table sets forth for each of the three fiscal years ended May 31, 1994, the net quantities of oil and gas produced, including that attributable to Triton Europe (40.5% minority interest in 1992 and 1993, purchased by the Company on March 31, 1994), the 36.3% minority interest in New Zealand Petroleum, Triton Canada (24.2% minority interest in 1993 and 23.3% minority interest in 1992) and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated Zealand Petroleum, which reduced the Company's equity stake to 33.7%. The Company also signed a letter of intent to purchase the 6% interest in the Company's Indonesian operations now held by New Zealand Petroleum (which interest is reflected in the table below) in consideration for cancellation of certain inter-company indebtedness. The production and sales information relating to properties acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be.

                                        OIL PRODUCTION(1)                  GAS PRODUCTION
                                    ------------------------         ------------------------
                                       YEAR ENDED MAY 31,                YEAR ENDED MAY 31,
                                    ------------------------         ------------------------
                                    1994      1993      1992         1994      1993      1992
                                    ------------------------         ------------------------
                                           (IN MBBLS)                        (IN MMCF)

Colombia . . . . . . . . . . .       467       219       ---          ---       ---       ---

Argentina. . . . . . . . . . .        18         6       ---          ---       ---       ---

France . . . . . . . . . . . .     1,053     1,467     1,809          ---       ---       ---

Indonesia. . . . . . . . . . .       441       536       614          ---       ---       ---

United States(2) . . . . . . .       156       397       421        1,150     3,421     4,172

Canada(2). . . . . . . . . . .       102       279       251        3,521    14,329    15,675

Crusader:
  Australia. . . . . . . . . .       404       491       394        4,202     3,988     4,150
  Canada . . . . . . . . . . .       213       231       190          150       121       204
  United States. . . . . . . .        32        65        98           55        99       165
                                   -----     -----     -----        -----    ------    ------
      Total. . . . . . . . . .     2,886     3,691     3,777        9,078    21,958    24,366
                                   -----     -----     -----        -----    ------    ------
                                   -----     -----     -----        -----    ------    ------

____________________
(1)  Includes natural gas liquids and condensate.
(2) During fiscal 1994, Triton Oil sold substantially all its working interests in oil and gas reserves in the United States and its common equity interest in Triton Canada. See note 3 of Notes to Consolidated Financial Statements.


ended May 31, 1994: (i) the average sales price per barrel of oil and Mcf of natural gas; (ii) the average sales price per equivalent barrel of production;
(iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:


                                        AVERAGE SALES PRICE                    AVERAGE SALES PRICE
                                       PER BARREL OF OIL(1)                      PER MCF OF GAS
                                -----------------------------------    -----------------------------------
                                   1994         1993         1992         1994         1993         1992
                                ---------    ---------    ---------    ---------    ---------    ---------
Colombia . . . . . . . . . . .  $   12.66    $   15.86    $     ---    $     ---    $     ---    $     ---

Argentina  . . . . . . . . . .       9.22        14.00          ---          ---          ---          ---

France . . . . . . . . . . . .      16.38        20.84        20.74          ---          ---          ---

Indonesia  . . . . . . . . . .      16.29        19.49        19.78          ---          ---          ---


United States  . . . . . . . .      14.19        16.83        16.33         2.23         2.02         1.48

Canada . . . . . . . . . . . .      16.43        16.75        16.19         1.11         1.01         0.98

Crusader:

  Australia  . . . . . . . . .      15.33        16.68        16.09         1.50         1.57         1.84


  Canada . . . . . . . . . . .      12.43        15.14        17.90         1.11         1.18         1.12

  United States  . . . . . . .      15.23        19.90        19.76         1.53         1.57         1.13


                                                                 PER EQUIVALENT BARREL (2)
                           ------------------------------------------------------------------------------------------------------
                                AVERAGE SALES PRICE                      DEPLETION                         PRODUCTION COST
                           ------------------------------      ------------------------------      ------------------------------
                            1994        1993        1992        1994        1993        1992        1994        1993        1992
                           ------      ------      ------      ------      ------      ------      ------      ------      ------
Colombia . . . . . . . . . $12.66      $15.86      $  ---      $ 1.96      $ 2.48      $  ---      $ 9.06      $11.01      $  ---


France . . . . . . . . . .  16.38       20.84       20.74        8.97       15.19        7.91        9.83        9.20        8.31

Indonesia  . . . . . . . .  16.29       19.49       19.78        3.09        7.93        7.24       14.54       11.16        7.33

United States  . . . . . .  13.75       14.06       11.71        6.58        6.81        7.68        7.00        2.55        2.56

Canada . . . . . . . . . .   8.13        7.18        6.79        3.60        3.24        3.20        4.24        3.91        4.15

Crusader:

  Australia  . . . . . . .  11.31       12.50       12.87        3.33        2.84        3.63        3.97        4.22        4.80

  Canada . . . . . . . . .  11.83       14.50       16.58        2.97        1.89        2.60        7.44        7.42        6.58

  United States  . . . . .  13.88       17.78       16.93       13.82       19.95       12.28        7.77        6.18        3.93

____________________
(1)  Includes natural gas liquids and condensate.
(2) Natural gas has been converted into equivalent barrels based on six thousand cubic feet of natural gas per barrel.


COMPETITION

     The Company encounters strong competition from major oil companies (including government owned companies), independent operators and other companies for favorable oil and gas leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal means of competition in the sale of oil and gas are product availability, price and quality. While it is not possible for the Company to state accurately its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

MARKETS

     Crude oil, natural gas, condensate and other oil and gas products generally are sold to other oil and gas companies, government agencies and other industries. The Company does not believe that the loss of any single customer or contract pursuant to which oil and gas is sold would have a long-term material adverse effect on the revenues from the Company's oil and gas operations. However, short-term net revenue fluctuations could occur while the Company sought alternative buyers.

     In Colombia, crude oil is exported through the Caribbean port of Covenas where it is exported at prices based on United States prices, adjusted for quality and transportation. The oil produced from the Cusiana Field is transported to the export terminal through pipelines owned by the government or partially-owned by the Company. These pipelines are in the process of being Fields. Additional pipeline capacity will be needed in the future. See Item 2. "Properties - Oil and Gas - Colombia".

     In France, crude oil is priced by reference to the price of North Sea crude oil and the Company's French production is sold to Societe Nationale Elf Aquitaine. The Company believes that there would be other available markets for its French produced crude oil if this arrangement were to be terminated.

     Pertamina, the Indonesian government oil company, purchases crude oil under a contract from the Triton-operated Enim concession in Indonesia, which expires in 1996, using a formula based on the average market price of five different crude oils.

     Crude oil is sold in the United States and Canada at posted field prices, and natural gas is generally sold to purchasers pursuant to negotiated purchase and sale contracts.

     In Australia, natural gas produced from Petroleum Exploration Licenses 5 and 6 is sold to the South Australian & New South Wales markets primarily through the Pipelines Authority of South Australia and the Australian Gas Light Company, respectively. Gas is supplied to both these markets under long-term contracts. Small volumes may be sold outside these contracts on a "spot" basis when market demands allow. All crude oil, condensate, natural gasolines and liquefied petroleum gases are freely traded and the producers may elect to sell into the domestic Australian market or to export whatever volumes they choose.

     The availability of ready markets for oil and gas that might be discovered by the Company and the prices obtained for such oil and gas depend on many factors beyond the Company's control, including the extent of local production and imports of oil and gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demands for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil or gas might be delayed for extended periods until such facilities are constructed.

CERTAIN FACTORS RELATING TO OIL AND GAS INDUSTRY

     Oil prices have been subject to significant fluctuations over the past two decades. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries, and the actions of oil traders, are expected to continue to be a major determinant of crude oil price movements in the near term. It is impossible to predict future oil price movements with any certainty.

     The Company's oil and gas business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, in damage to or destruction of oil and gas wells, formations, production facilities or properties, or in personal injury. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company.

     The Company's oil and gas business is also subject to laws, rules and regulations in the countries in which it operates, which generally pertain to pricing, production control, taxation, environmental concerns and other matters relating to the petroleum industry.

     The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws and regulations will not, in the future, adversely affect the Company's operations and financial condition. Pollution and similar environmental risks generally are not fully insurable. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CERTAIN FACTORS RELATING TO FOREIGN OPERATIONS

     The Company derives a significant portion of its consolidated revenues from foreign operations. Risks inherent in foreign operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, as well as changes in laws and policies governing operations of foreign based companies. Other risks inherent in foreign operations are the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's foreign operations have not been materially affected by these risks.

CERTAIN FACTORS RELATING TO COLOMBIA

     Triton is a participant in significant oil and gas discoveries located in the Llanos Basin in the foothills of the Andes Mountains, approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. The Company owns interests in three contiguous areas known as the Rio Chitamena, Santiago de las Atalayas ("SDLA") and Tauramena contract areas. Test results for the initial gas deposits lie across the Rio Chitamena, SDLA and Tauramena contract areas (the "Cusiana Field"), and within the SDLA contract area (the "Cupiagua Field").

     Largely due to complex geology, drilling of wells in the Cusiana and Cupiagua Fields has been comparatively difficult, lengthy in duration and expensive. The Company believes that the experience gained on the wells drilled to date will allow the operator to reduce the drilling time and costs of future wells. However, there can be no assurance that these expectations will be achieved. Moreover, since the Company is not the operator of these contract areas, the Company does not control the timing or manner of these operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 2. "Properties".

     Full development of reserves in the Cusiana and Cupiagua Fields will take several years and require extensive production facilities, which in turn will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines connect the major producing fields in Colombia to export facilities and to four refineries. These pipelines are in the process of being upgraded to accommodate production from the Cusiana and Cupiagua Fields. Additional pipeline capacity will be needed in the future. See Item 2. "Properties - Oil and Gas - Colombia".

     Guerilla activity in Colombia has from time to time disrupted the operation of oil and gas projects and increased costs. Although the Colombian government, the Company and its partners have taken steps to improve security and improve relations with the local population, there can be no assurance that attempts to reduce or prevent guerilla activity will be successful or that such activity will not disrupt operations in the future.

EMPLOYEES

     At August 15, 1994, the Company employed approximately 236 full-time employees in its oil and gas exploration and production operations, excluding employees of Crusader and its subsidiaries.

AVIATION SALES AND SERVICES

GENERAL

     Through its wholly-owned subsidiary, Triton Air Holdings, Inc., the Company provides a variety of aviation products and services to the general aviation industry through airport facilities known in the industry as "FBO's". The Company has sold its aviation service operations at all locations except Love Field in Dallas. In addition, during 1994, the Company sold all of its common stock interest in Aero Services International, Inc., a publicly traded owner and operator of FBO's. The Company does not intend to invest any additional amounts in the acquisition of additional aviation service operations or expansion of existing operations.

     At its remaining Love Field locations the Company provides charter and line space. The aviation service industry is highly competitive. In addition, the mobility of aircraft enables the owners to obtain similar services at other airport locations. The Company's fueling services are generally subject to competition with other aviation services companies, some of which are significantly larger than the Company in terms of sales and capital resources. The competitive market for aviation maintenance services may be local, regional or national depending upon the particular type of service considered. For major maintenance, the Company's facilities compete with other facilities nationwide.

REGULATION AND OPERATING HAZARDS

     The Company's aviation service business is regulated by the Federal Aviation Administration, particularly in the areas of flight charter operations and aircraft maintenance. The aviation service business involves the storage, handling and sale of aviation fuel, and the provision of maintenance and refurbishing services, all of which involve the handling and use of hazardous materials. Accordingly, the Company is required to comply with federal, state and local provisions which have been enacted to regulate the discharge of hazardous materials into the environment. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's aviation service business is also subject to other regulations incident to its operations, including those relating to the safety of the workplace.

     In accordance with customary industry practices, the Company maintains insurance coverage limiting potential financial loss resulting from certain operating hazards. Management believes the amounts and coverages of its insurance protection are reasonable and adequate for the Company's aviation business operations.

EMPLOYEES

     At August 15, 1994, the Company employed approximately 164 full-time employees in its aviation operations.

OTHER OPERATIONS

     In Australia, coal mining activities are conducted through Crusader's 58.3% owned subsidiary, Allied Queensland Coalfields, Ltd. ("AQC"), the shares of which are publicly traded in Australia. AQC and its subsidiaries have interests under exploration permits and mining leases primarily in Australia.

     Koala Smokeless Fuels, a wholly-owned subsidiary of Crusader, has constructed a coal briquetting factory in Ireland. In August 1992, Crusader purchased Koala Smokeless Fuels from AQC for a total consideration of $25.5 million.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company at August 18, 1994:


                                                                    SERVED WITH
                                                                    -----------
                                                                    -----------
          NAME                 AGE    POSITION(S) WITH COMPANY         SINCE
          ----                 ---    ------------------------         -----

Thomas G. Finck  . . . . . . . 48     President and Chief
                                      Executive Officer                 1992

John P. Tatum  . . . . . . . . 60     Executive Vice President,
                                      Operations                        1980

Nick De'Ath  . . . . . . . . . 45     Senior Vice President,
                                      Exploration                       1993

Robert B. Holland, III . . . . 41     Senior Vice President,
                                      General Counsel and
                                      Secretary                         1993

Peter Rugg   . . . . . . . . . 47     Senior Vice President and
                                      Chief Financial Officer           1993

A. E. Turner, III. . . . . . . 46     Senior Vice President,            1994
                                      Operations


     In August 1992, Mr. Finck became a Director, President and Chief Operating Officer of the Company. Effective January 1993, Mr. Finck became Chief Executive Officer. From July 1991 to August 1992, Mr. Finck served as President and Chief Executive Officer of American Energy Group, an independent oil and natural gas exploration and production company. From May 1984 until June 1991, Mr. Finck served as President and Chief Executive Officer of Ensign Oil & Gas, Inc., a private United States oil and gas exploration company.

     Mr. Tatum has served as Executive Vice President, Operations of the Company since 1991, and served in various positions with the Company since 1980.

     Mr. De'Ath became Senior Vice President, Exploration in 1993. From 1992 to 1993, Mr. De'Ath served as President and owner of Pinnacle Ltd., a management consulting firm providing services to multinational companies in Colombia, and from 1971 until 1991 served in various positions with subsidiaries of British Petroleum Company, p.l.c., including serving from 1991 to 1992 as general manager of exploration for BP International Limited in Mexico and, from 1986 to 1991, as general manager of BP's Colombian operation.

     Mr. Holland has served as Senior Vice President, General Counsel and Secretary of the Company since January 1993. Mr. Holland has been a partner of the law firm of Jackson & Walker, L.L.P., Dallas, Texas, for more than the past five years.

     Mr. Rugg became Senior Vice President and Chief Financial Officer in April 1993. From September 1992 to April 1993, Mr. Rugg served as Vice President of J.P. Morgan & Co., Incorporated ("J.P. Morgan"), a financial services firm and for more than the five years prior to

Company of New York, an international bank owned by J.P. Morgan.

     Mr. Turner became Senior Vice President, Operations in March 1994. From 1988 to February 1994, Mr. Turner served in various positions with British Gas Exploration & Production, Inc., including serving as Vice President and General Manager of operations in Africa and the Western Hemisphere from October 1993.

     All executive officers of the Company are appointed annually by the Board of Directors of the Company to serve in such capacities until removed or their successors are duly elected and qualified. There are no family relationships among the executive officers of the Company.

ITEM 2.  PROPERTIES

OIL AND GAS

COLOMBIA

     Through its wholly-owned subsidiary, Triton Colombia, the Company has varying participation interests in six contract areas in Colombia.

     CUSIANA AND CUPIAGUA FIELDS

     CONTRACT TERMS. In the Llanos Basin area of eastern Colombia, Triton Colombia holds a working interest in the Rio Chitamena, SDLA and Tauramena contract areas, covering approximately 11,600, 66,000 and 35,900 acres, respectively, where an active appraisal and development program is being carried out in the Cusiana and Cupiagua Fields. Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% working interest, and BP Exploration Company (Colombia) Limited ("BP"), the operator, and TOTAL Exploratie en Produktie MIJ B.V. ("TOTAL"), each with a 19% working interest. In 1993, Ecopetrol declared the Cusiana and Cupiagua Fields to be commercial and exercised its right to acquire a 50% working interest. Triton's net revenue interest is approximately 9.6% after governmental royalties, reduced further by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of expenditures relating thereto.

     The Company and its partners have secured the right to produce oil and gas from the SDLA and Tauramena contract areas through the years 2010 and 2016, respectively, and from the Rio Chitamena contract area through 2015 or 2019 depending on contract interpretation. On July 19, 1994, Triton Colombia, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the SDLA, Tauramena and Rio Chitamena Association Contract Areas. Under the plan, the parties have agreed to develop the Cusiana oil structure in a technically efficient and cooperative manner during three consecutive periods of time. During the initial period, petroleum produced from the unified area will be owned by the parties according to their respective undivided interests in each contract area.

     Within the first quarter of 2005, an independent determination of the unified area and under each association contract will be made, as a result of which a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and final period (commencing from the termination of the second association contract to terminate) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

     RECENT DRILLING RESULTS. Triton and its working interest partners have recently tested an appraisal well in the Cupiagua Field, the Cupiagua-3. A single test in the Upper Mirador formation, at a depth of between 14,504 and 14,668 feet, flowed oil at a rate of 3,400 barrels per day and gas at a rate of 12 million cubic feet per day. The gas-to-oil ratio was 3,500 and the oil API 42 degrees. The test was conducted through a three-quarter inch choke. The well confirmed the northern extent of the Cupiagua Field and drilling has now been suspended. The well will be completed as a production well.

     A second Cupiagua appraisal well, the Cupiagua-2, has experienced mechanical failure after two unsuccessful sidetrack attempts and has been suspended with a view to resuming drilling at a later date.

     The wells are expected to be followed by two new appraisal wells in the Cupiagua Field and 3D seismic is planned for late 1994. Although drilling of the Cupiagua-2 and Cupiagua-3 wells has taken over a year, and each has been among the most expensive wells drilled in the Cusiana or Cupiagua Fields, drilling of more recently spudded wells in the Cusiana Field have been considerably less expensive and time consuming.

     TRANSPORTATION. Since the beginning of fiscal 1994, the first two of four production units of the Cusiana Field central processing facility have been substantially completed in anticipation of increased production by year end. In addition, a new 35 kilometer (22 mile) 20 inch pipeline connecting the central processing facilities to the El Porvenir pump station on the Central Llanos pipeline system has been completed, and pipeline looping and pump station upgrades, including 92 kilometers (57 miles) of 30 inch pipeline from La Belleza to the Oleoducto de Colombia pipeline and then to the Caribbean port of Covenas, are near completion.

     Additional pipeline capacity is needed to meet the transportation needs associated with the full field development of the Cusiana and Cupiagua Fields. To that end, on July 15, 1994, Triton Colombia executed a memorandum of and IPL Energy (Colombia) Ltd., regarding the proposed formation of a joint stock company to finance and own a pipeline and port facilities to be constructed and operated for the transport of crude oil from the Cusiana and Cupiagua Fields to the port of Covenas. Triton's equity participation under this agreement would be approximately 9.6%. Formation of the joint stock company is subject to numerous conditions, including negotiation and execution of definitive agreements and board approvals.

     The project covered by the memorandum of understanding consists of a 793 kilometer (495 mile) pipeline system from the Cusiana Field to the Port of Covenas. With the exception of the new 35 kilometer (22 mile) pipeline from Cusiana to El Porvenir referred to above, the system generally follows the route of, and loops two existing pipelines, the Central Llanos from El Porvenir to Vasconia and the Oleoducto de Colombia running from Vasconia to Covenas.

     Construction of a part of the system (the Cusiana to El Porvenir pipeline) has been completed, and another 92 kilometer (57 mile) segment from La Belleza to Vasconia is expected to be completed by year end. These assets, together with on-going investment in pump stations at El Porvenir and Miraflores, would be contributed to the new joint stock company. Construction of the remainder of the system is currently projected to be completed by the end of 1997.

     OTHER COLOMBIA AREAS

     Triton also owns rights in three additional contract areas in Colombia located in the middle and upper Magdalena River valley north and southwest of Bogota, respectively. In the El Pinal contract area, covering approximately 142,250 acres, Triton owns a 100% working interest (before certain revenue interests and government participation). Seismic work has been conducted on this acreage and a field was discovered with the drilling of the La Liebre 1 discovery well. After additional seismic was shot in the area of the La Liebre 1 well, the La Liebre 2 well was drilled and tested, confirming the discovery. Testing and evaluation of the discovery, including the drilling of a third well, is planned.

     In the Tolima-B and San Luis contract areas, Triton Colombia has 45% and 40% interests in 131,300 acres and 129,100 acres, respectively (before certain revenue interests and government participation). HOCOL S.A., a unit of Royal Dutch/Shell, is operator and has had commerciality of one well approved in the Tolima-B contract area. Also in the Tolima-B contract area, the operator has completed a 3D seismic program. The operator has received commerciality for one gas well in the San Luis contract area, on which a 2D seismic program has been completed.

MALAYSIA-THAILAND

     Triton Thailand has an interest in a contract area located offshore in which encompasses over 700,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. Triton Thailand's interest was in the form of a concession from Thailand until April 1994, when it executed a production sharing contract with the Malaysia-Thailand Joint Authority that has been established by treaty to administer the Joint Development Area, and with the Malaysian national oil company.

     Simultaneously with the execution of the production sharing contract, the parties executed a joint operating agreement governing Block A-18 operations. The operating agreement designates as operator a newly formed company owned equally by Triton Thailand and the Malaysian national oil company.

     The Company anticipates that the first phase of Block A-18 operations, which it expects will continue through mid-1996, will include seismic surveys covering approximately 5,700 kilometers (3,542 miles) and data analysis, and the drilling of at least four wells. The wells are expected to be drilled in water depths of less than 200 feet. The nature and extent of phase two development and appraisal of the area, which is expected to include 3D seismic surveys and further drilling, will depend on the parties' assessment of phase one results.


ARGENTINA

     Triton Argentina holds a working interest in six blocks in Argentina. In the oil and gas producing Neuquen Basin in west central Argentina, Triton Argentina holds a 100% working interest in the Agua Botada, Cerro Dona Juana, Loma Cortaderal, and Sierra Azul Sur Blocks of approximately 50,000 acres each, and a 75% working interest in the 219,672 acre Malargue Sur Block. Triton Argentina has completed a workover program in the Agua Botada Block and a 548 kilometer (341 miles) seismic acquisition program in Malargue Sur. Further seismic acquisitions will commence in late 1994 with two exploration wells planned for 1995.

     Triton Argentina also has a 20% working interest in the 2,122,095 acre Buen Pasto Block located in the northern portion of the oil producing San Jorge Basin in south central Argentina. Regional seismic lines along with gravity and magnetics data are being acquired in this frontier area.

EUROPE

     On March 31, 1994, the Company purchased the 40.5% of Triton Europe's shares not already owned by the Company.

     FRANCE. The Company's activities in France are conducted through Triton France, S.A. ("Triton France"), a wholly-owned subsidiary of Triton Europe. Triton France has an interest in the non-operated Villeperdue, Fontaine-au-Bron, Hautefeuille and La Motte Noire concessions, which provided the majority of
Triton's French production during the year.   The Company is assisting Coparex
S.A., a French firm which became the operator of these licenses when it purchased Totalex S.A. in December 1993, in identifying further development and Paris Basin exploration permits, and one exploration permit in the Alps. These permits are currently under review as part of the Company's strategy to re-direct its exploration effort towards a more balanced European portfolio.
During the 1994 fiscal year, Triton France sold its interests in four operated production licenses (Saint-Germain, Sivry, Maincy, les Bagneaux) in the Paris Basin for approximately $1.5 million.

     ITALY. Triton Mediterranean Oil & Gas, N.V., a wholly-owned subsidiary of Triton Europe, holds an interest (10.91%) in the onshore Monte Caruso license on which one unsuccessful well was drilled in fiscal 1994. Triton Mediterranean Oil & Gas, N.V. has acquired an interest (40%) in DR71 and DR72 licenses operated by Enterprise Oil, plc, in the offshore Italian Adriatic Sea.

CRUSADER

     Oil and gas activities in Australia are conducted through the Company's 49.9% owned affiliate, Crusader, whose shares are publicly traded in Australia. Crusader has an interest in the Cooper Basin Gas and Liquids Unit of South Australia. Crusader holds varying interests in several permits in Queensland, including an interest in oil production from the Taylor field in the Surat Basin. Within the Gippsland and Otway Basins of Victoria, Crusader has interests in two offshore and two onshore exploration licenses, respectively. Crusader has an approximate 48.9% equity interest in Australian Hydrocarbons Limited ("AHY"), a publicly-traded Australian company. Three Crusader directors are members of the five-member AHY Board of Directors and Crusader consolidates AHY in its financial and reserve disclosures. AHY owns various interests in oil and gas exploration projects both in Australia and in the United States.

     In addition, Crusader is involved in oil and gas exploration and production and gas processing in Canada, through its wholly-owned subsidiary, Ausquacan Energy Limited. Crusader is also engaged in exploration in Argentina and exploration and production in the United States.

INDONESIA

     Triton Indonesia is the operator of a secondary recovery/rehabilitation
project on the southeastern portion of the island of Sumatra.   New Zealand
Petroleum has a 6% interest in this project.

UNITED STATES

     In fiscal 1994, the Company sold substantially all of its working interests in oil and gas reserves in the the United States, retaining only various royalty and mineral interests.

RESERVES

     The following tables set forth the estimated oil and gas reserves of the Company and the estimated discounted future net cash inflows before income taxes at May 31, 1994. The first table is a summary of separate reports of estimates of the Company's net proved reserves, estimated by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved undeveloped Associates Consultants Ltd., for Crusader's Canadian reserves; and by the Company's own petroleum engineers with respect to all other reserves. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company and its consolidated subsidiaries in Colombia, France, Indonesia and the United States and its proportionate interest in reserves owned in Australia, Canada and the United States by Crusader. The second table sets forth, for the net quantities so reported, the future net cash inflows (by reserve categories and country of location) discounted to present value at an annual rate of 10%. The discounted future net cash inflows were calculated in accordance with current Securities and Exchange Commission ("Commission") guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations. Future income tax expenses have not been taken into account in estimating the future net cash inflows. At May 31, 1994, the Company had no proved developed or proved undeveloped reserves in Malaysia-Thailand, Argentina, the United Kingdom or other areas. See note 23 of Notes to Consolidated Financial Statements.

     Applicable Commission guidelines do not permit disclosure in documents filed with the Commission of oil and gas reserves other than those classified as proved developed or proved undeveloped.

     The estimated reserves and future net cash inflows set forth in the tables below include information attributable to the 36.3% (at May 31, 1994) minority interest in New Zealand Petroleum and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). Data as to oil reserves include natural gas liquids and condensate.

Net Proved Reserves at May 31, 1994:

                                         Proved                    Proved                  Total
                                        Developed               Undeveloped                Proved
                                        ---------               -----------                ------
                                     Oil         Gas          Oil         Gas          Oil         Gas
                                   (Mbbls)      (Mmcf)      (Mbbls)      (Mmcf)      (Mbbls)      (Mmcf)
                                   -------      ------      -------      ------      -------      ------
Colombia(1). . . . . . . . .          1,237        ---       91,367      16,250       92,604      16,250

France . . . . . . . . . . .          4,457        ---          ---         ---        4,457         ---


United States. . . . . . . .            648      7,329          ---         ---          648       7,329

Crusader:

  Australia. . . . . . . . .          2,011     30,353          563       9,821        2,574      40,174

  Canada . . . . . . . . . .            963      1,426          ---       1,364          963       2,790

  United States. . . . . . .             48        122          ---         ---           48         122
                                    --------   --------     --------    --------    ---------    --------

           Total . . . . . .         10,039     39,230       91,930      27,435      101,969      66,665
                                    --------   --------     --------    --------    ---------    --------
                                    --------   --------     --------    --------    ---------    --------


Future net cash inflows before income taxes discounted at 10% per annum at May 31, 1994 (in thousands of dollars):


                                                                    PROVED               PROVED              TOTAL
                                                                  DEVELOPED           UNDEVELOPED            PROVED
                                                                  ---------           -----------            ------
 Colombia(1) . . . . . . . . . . . . . . . . . . . .          $        13,100      $       492,922     $       506,022

 France  . . . . . . . . . . . . . . . . . . . . . .                   23,147                  ---              23,147

 Indonesia . . . . . . . . . . . . . . . . . . . . .                    2,570                  ---               2,570

 United States . . . . . . . . . . . . . . . . . . .                   14,008                  ---              14,008

 Crusader:

     Australia . . . . . . . . . . . . . . . . . . .                   41,163                6,193              47,356

     Canada  . . . . . . . . . . . . . . . . . . . .                    5,271                  747               6,018

     United States . . . . . . . . . . . . . . . . .                      536                  ---                 536
                                                              ----------------     ----------------    ----------------

           Total . . . . . . . . . . . . . . . . . .          $        99,995      $       499,862     $       599,657
                                                              ----------------     ----------------    ----------------
                                                              ----------------     ----------------    ----------------


________________

and Cupiagua Fields from Ecopetrol's future reimbursement of $36.8 million of pre-commerciality expenditures.


Future net cash inflows from reserves at May 31, 1994, were calculated on the basis of prices in effect on that date. The prices used in such calculation by country were as follows:


                                                                   OIL               GAS
                                                                   ---               ---
                                                                (PER BBL)         (PER MCF)
 Colombia  . . . . . . . . . . . . . . . . . . . . .         $      17.09      $        0.54

 France  . . . . . . . . . . . . . . . . . . . . . .                17.18              ---

 Indonesia . . . . . . . . . . . . . . . . . . . . .                15.23              ---

 United States . . . . . . . . . . . . . . . . . . .                12.77               2.09

 Crusader:
            Australia  . . . . . . . . . . . . . . .                15.56               1.74

            Canada . . . . . . . . . . . . . . . . .                13.68               1.30

            United States  . . . . . . . . . . . . .                16.95               3.05


     Revenue and costs associated with the French, Canadian and Australian reserves are reported in US dollar equivalents based on exchange values of French franc equivalent to US$0.17241; Canadian $1 equivalent to US$0.7230; and Australian $1 equivalent to US$0.7375. The Colombian and Indonesian reserves are evaluated in United States dollars.

     The foregoing estimated pretax discounted future net cash inflow figures relate only to the reserves tabulated above. The estimates were prepared without consideration of income taxes and indirect costs such as interest and administrative expenses, and are not to be construed as representative of the fair market values of the properties to which they relate.

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers, as well as those estimates prepared by the Company's engineers, that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For further information, see note 23 of Notes to Consolidated Financial Statements.

     No estimates of total proved net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.


ACREAGE

     The following table shows the total gross and net developed and undeveloped oil and gas acreage (including acreage attributable to mineral, royalty and overriding royalty interests) held by Triton at May 31, 1994, including acreage attributable to the 36.3% (at May 31, 1994) minority interest in New Zealand Petroleum and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). "Gross" refers to the total number of acres in an area in which the Company holds any interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for interests owned by parties other than the Company.

     "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.


                                                                 DEVELOPED                  UNDEVELOPED
                                                                  ACREAGE                   ACREAGE(1)
                                                                  -------                   ----------
                                                            GROSS          NET          GROSS          NET
                                                            -----          ---          -----          ---
                                                                             (IN THOUSANDS)

 Malaysia-Thailand . . . . . . . . . . . . . . . . .           ---           ---            723           362

 Argentina . . . . . . . . . . . . . . . . . . . . .           ---           ---          2,545           792

 France  . . . . . . . . . . . . . . . . . . . . . .            50            23            571           401

 Italy . . . . . . . . . . . . . . . . . . . . . . .           ---           ---            568           205

 United Kingdom (North Sea)  . . . . . . . . . . . .           ---           ---            111            12

 United Kingdom (Onshore)  . . . . . . . . . . . . .           ---           ---            431           311

 Indonesia (3) . . . . . . . . . . . . . . . . . . .             3             3             70            70

 United States . . . . . . . . . . . . . . . . . . .           223            14            528           118


 Crusader:

       Argentina . . . . . . . . . . . . . . . . . .           ---           ---          1,272           112


       Australia . . . . . . . . . . . . . . . . . .         1,045            27         31,514         1,027

       Canada  . . . . . . . . . . . . . . . . . . .            43             3             32            10

       Philippines . . . . . . . . . . . . . . . . .           ---           ---          4,043           363


       United States . . . . . . . . . . . . . . . .            16             2            108            25
                                                            -------        ------       --------       -------

             Total . . . . . . . . . . . . . . . . .         1,387            73         42,914         3,983
                                                            -------        ------       --------       -------
                                                            -------        ------       --------       -------


______________________

(1) Triton's interests in certain of this acreage may expire if not developed at various times in the future pursuant to the terms and provisions of the leases, licenses, concessions, contracts, permits or other agreements under which it was acquired.

(2) Adjusted to reflect the effect of optional equalization of interests and governmental participation in those areas that have been declared commercial. See Item 2. "Properties - Colombia".

(3)  New Zealand Petroleum owns a 6% interest in this acreage.


PRODUCTIVE WELLS AND DRILLING ACTIVITY

     In this section, "gross" as it relates to wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled as adjusted for interests owned by parties other minority interest in New Zealand Petroleum, and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries).

     The following table summarizes the approximate total gross and net interests held by Triton in productive wells at May 31, 1994:


                                                                             PRODUCTIVE WELLS
                                                             ---------------------------------------------------
                                                                     GROSS                         NET
                                                             -----------------------       ---------------------
                                                              OIL           GAS            OIL           GAS
 Colombia  . . . . . . . . . . . . . . . . . . . . .           13.00          1.00           4.26          0.40

 France  . . . . . . . . . . . . . . . . . . . . . .          113.00           ---          56.20           ---

 Indonesia . . . . . . . . . . . . . . . . . . . . .           78.00           ---          78.00           ---

 Crusader:

   Australia . . . . . . . . . . . . . . . . . . . .          225.00        346.00           5.20          8.10

   Canada  . . . . . . . . . . . . . . . . . . . . .          366.00         49.00          13.50          0.40

   United States . . . . . . . . . . . . . . . . . .           29.00          4.00           2.10          0.30
                                                             --------      --------       --------       -------

      Total  . . . . . . . . . . . . . . . . . . . .          824.00        400.00         159.26          9.20
                                                             --------      --------       --------       -------
                                                             --------      --------       --------       -------


     The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for each of the three fiscal years ended May 31, 1994:


                             GROSS EXPLORATORY WELLS


                                        PRODUCTIVE(1)                          DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                  1994       1993        1992       1994       1993        1992       1994        1993       1992
 Colombia  . . . . . . .             3          4           4        ---         ---        ---          3           4          4

 Argentina . . . . . . .           ---        ---         ---        ---         ---          1        ---         ---          1


 France  . . . . . . . .           ---        ---           1        ---         ---         11        ---         ---         12

 Italy . . . . . . . . .           ---        ---         ---          1         ---        ---          1         ---        ---


 United Kingdom  . . . .           ---        ---         ---        ---         ---         1         ---         ---          1


 New Zealand . . . . . .             1        ---         ---        ---         ---        ---          1         ---        ---

 Canada  . . . . . . . .           ---          2           7        ---           3          1        ---           5          8


 Gabon . . . . . . . . .           ---        ---         ---        ---         ---          1        ---         ---          1

 Crusader:


   Australia . . . . . .             5        ---           6          2           2          2          7           2          8

   Canada  . . . . . . .           ---          1           2          1           1        ---          1           2          2

   United States . . . .             2          2           7          1           4          8          3           6         15
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------

             Total . . .            11          9          27          5          10         25         16          19         52
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------


                             GROSS DEVELOPMENT WELLS


                                        PRODUCTIVE(1)                          DRY                              TOTAL
                                -----------------------------     -----------------------------     -----------------------------
                                 1994       1993        1992       1994       1993        1992       1994        1993       1992
                                ------     ------      ------     ------     ------      ------     ------      ------     ------


 Indonesia . . . . . . .             3        ---          20          1         ---          8          4         ---         28

 United States . . . . .           ---        ---           4        ---         ---        ---        ---         ---          4


 Canada  . . . . . . . .           ---         26           8        ---           3          3        ---          29         11

 Crusader:


   Australia . . . . . .            13         15           2          1           5          1         14          20          3


   Canada  . . . . . . .             9         26           6        ---           4          2          9          30          8

   United States . . . .           ---        ---         ---          1         ---        ---          1         ---        ---
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------

             Total . . .            25         68          50          3          12         15         28          80         65
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------


     The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for each of the three fiscal years ended May 31, 1994 (those wells acquired or disposed of since May 31, 1991 are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):

                              NET EXPLORATORY WELLS


                                        PRODUCTIVE(1)                           DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                 1994        1993       1992        1994       1993        1992       1994       1993        1992
                                ------      ------     ------      ------     ------      ------     ------      ------     ------
 Colombia(2) . . . . . .           1.24       1.36        2.06        ---        ---         ---       1.24        1.36       2.06

 Argentina . . . . . . .            ---        ---         ---        ---        ---        0.20        ---         ---       0.20


 France(3) . . . . . . .            ---        ---        0.40        ---        ---        4.60        ---         ---       5.00


 United Kingdom  . . . .            ---        ---         ---        ---        ---        0.10        ---         ---       0.10


 New Zealand . . . . . .           0.20        ---         ---        ---        ---         ---       0.20         ---        ---


 Canada(3) . . . . . . .            ---       1.50        3.10        ---       1.50        0.40        ---        3.00       3.50

 Gabon . . . . . . . . .            ---        ---         ---        ---        ---        0.30        ---         ---       0.30

 Crusader(4):


   Australia . . . . . .           0.10        ---        1.40       0.02       0.30        1.30       0.12        0.30       2.70

   Canada  . . . . . . .            ---       0.10        0.60       0.50       0.10         ---       0.50        0.20       0.60


   United States . . . .           0.20       0.10        1.00       0.10       0.30        1.20       0.30        0.40       2.20
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------

             Total . . .           1.74       3.06        8.56       0.72       2.20        8.10       2.46        5.26      16.66
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------


                              NET DEVELOPMENT WELLS


                                         PRODUCTIVE(1)                          DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                  1994       1993        1992       1994       1993        1992       1994        1993       1992
                                 ------     ------      ------     ------     ------      ------     ------      ------     ------
 France(3) . . . . . . .          ---        0.50        4.70       ---         ---        0.50        ---        0.50       5.20

 Indonesia(3)  . . . . .          3.00        ---       20.00       1.00        ---        8.00       4.00        ---       28.00


 United States . . . . .          ---         ---        2.00       ---         ---        ---         ---        ---        2.00

 Canada(3) . . . . . . .          ---        13.50       4.60       ---        1.60        1.10        ---       15.10       5.70


 Crusader(4):


   Australia . . . . . .          0.40       0.40        0.60       0.02       0.10        0.30       0.42        0.50       0.90



   United States . . . .          ---         ---        ---        0.20        ---        ---        0.20        ---        ---
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------

             Total . . .          5.40       18.60      33.90       1.22       2.40       10.40       6.62       21.00      44.30
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------


_____________________________




(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.

(2) Adjusted to reflect the national oil company participation at commerciality for the Cusiana and Cupiagua Fields.

(3)  Not adjusted to reflect any minority interests.

(4)  Adjusted to reflect the Company's 49.9% interest in Crusader.


OTHER

     In connection with its aviation related services, the Company's aviation service facilities are predominantly leased under multi-year agreements with the City of Dallas where the aviation service operations are located. The unexpired terms of the Company's aviation service leases extend up to more than 30 years.

     The Company owns or has interests in numerous oil and gas production facilities relating to its oil and gas production operations throughout the world. In addition, the Company leases or owns office space, manufacturing and other properties for its various operations throughout the world.

     For additional information on the Company's leases, including its office leases, see note 18 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

VERONEX LITIGATION

     On January 30, 1990, Nordell International Resources, Ltd. ("Nordell"), c/o Veronex Resources, Ltd. ("Veronex"), its parent, filed a Demand for Arbitration against the Company and Triton Indonesia. An arbitration was held before an American Arbitration Association panel ("AAA Panel") during October 1990 in Singapore. The arbitration concerned disputes between Nordell and Veronex, on the one hand, and the Company and Triton Indonesia, on the other, arising from a farm-out agreement regarding secondary recovery/rehabilitation operations in Indonesia (the "Project").

     On December 13, 1990, the AAA Panel issued an award granting to the Company Nordell's 40% participating interest in the Project, converting Nordell's Nordell and Veronex. In addition, the AAA Panel awarded the Company damages in an amount exceeding $900,000, enforceable against both Nordell and Veronex.

     The award has been upheld on appeal and is final insofar as it pertains to Nordell and its interest in the Project. The damage award against Veronex, however, has been reversed by the United States District Court for the Central District of California, which found that Veronex was not Nordell's "alter ego", and that Veronex did not consent to the jurisdiction of the AAA Panel over it. The Company has appealed the District Court's "alter ego" and consent ruling to the United States Court of Appeals for the Ninth Circuit.

     In other efforts to collect the damages awarded by the AAA Panel, the Company has obtained a default judgment from a state district court in Dallas against Joseph Laferty, an executive officer of Veronex and Nordell, and has a motion for summary judgment pending in the United States District Court for the Northern District of Texas against David Hite, chief executive officer of Veronex and Nordell, based on their ratifications of Nordell's obligations to the Company; has filed an action in state district court in Dallas (since removed to federal district court) against Veronex to enforce its ratification of Nordell's obligation; has seized approximately $100,000 in payments on Nordell's 5% net profit interest; and has initiated foreclosure proceedings with respect to the balance of Nordell's interest.

     Meanwhile, Veronex, speaking through Mr. Hite, has repeatedly threatened to bring a fraud or racketeering action against the Company seeking "very, very large" damages, and has asserted that Veronex's ability to do so is at issue in an appeal pending before the Ninth Circuit concerning a ruling by the United States District Court for the Central District of California in 1991 dismissing a third party action for fraud filed against the Company by Veronex in a securities fraud claim filed against Veronex by a purchaser of its securities. The securities fraud claim to which Veronex alleges its third party claim was settled by Veronex for $10,000. The Company believes that any such action asserted by Veronex against the Company would be without factual merit and subject to several legal defenses.

REGULATORY MATTER

     The Company continues to cooperate with inquiries by the Securities and Exchange Commission and the Department of Justice regarding possible violations of the Foreign Corrupt Practices Act in connection with the Company's operations in Indonesia. Based upon the information available to the Company to date, the Company believes that it will be able to resolve any issues that either agency ultimately might raise concerning these matters in a manner that would not have


OTHER LITIGATION

     On or about June 22, 1994, the Company and numerous other defendants were served by the State of Nevada, Division of Environmental Protection (the "NDEP") in a state court proceeding in Clark County, Nevada. The action seeks to hold the defendants responsible for remediation of certain underground water contamination at the McCarran International Airport and seeks civil penalties of up to $25,000 per day. The Company has been advised by the NDEP that the action was filed to toll the running of the statute of limitations on certain potential causes of action. The Company denies responsibility for the contamination at issue and does not believe that the action will have a material adverse affect on its consolidated financial condition.

     The Company is also subject to ordinary litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company during the fourth quarter of the fiscal year covered by this report to security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Triton's Common Stock is listed on the New York Stock Exchange and traded under the symbol OIL. Triton's Common Stock is also listed on the Toronto Stock Exchange. The high and low closing sales prices as reported on the New York Stock Exchange Composite Tape for a period including the two fiscal years ended May 31, 1994, are:


CALENDAR PERIODS                                         HIGH         LOW
- - - ----------------                                         ----         ---
1992:
     First Quarter . . . . . . . . . . . . . . . . . . 48-1/8      31-3/8
     Second Quarter  . . . . . . . . . . . . . . . . . 34-1/2      27
     Third Quarter . . . . . . . . . . . . . . . . . . 38-1/2      26-3/4
     Fourth Quarter  . . . . . . . . . . . . . . . . . 42-5/8      32-3/8

1993:
     First Quarter . . . . . . . . . . . . . . . . . . 38-7/8      28-3/8
     Second Quarter  . . . . . . . . . . . . . . . . . 43-7/8      33-1/2
     Third Quarter . . . . . . . . . . . . . . . . . . 34-3/4      27-3/4
     Fourth Quarter  . . . . . . . . . . . . . . . . . 33-3/4      28-3/4

1994:
     First Quarter . . . . . . . . . . . . . . . . . . 32          26-3/4
     Second Quarter  . . . . . . . . . . . . . . . . . 35-7/8      25-1/8
     Third Quarter*  . . . . . . . . . . . . . . . . . 36          32-3/8

*Through August 12, 1994.

since fiscal 1990. The Company's current intent is to retain earnings for use in the Company's business and the financing of its capital requirements. The payment of any future cash dividends is necessarily dependent upon the earnings and financial needs of the Company, along with applicable legal and contractual restrictions.

     The payment of dividends on the Company's capital stock is restricted pursuant to the indentures under which its publicly traded notes were issued.

     Under applicable corporate law, the Company may pay dividends or make other distributions to its shareholders if (i) it would be solvent after giving effect to the distribution and (ii) the distribution would not exceed the Company's surplus. "Surplus" is defined as the excess of the net assets of the Company over its stated capital (stated capital being the total par value of the Company's outstanding capital stock plus all amounts transferred to stated capital, minus legal reductions from such sum).

     In connection with the acquisition in March 1994 of the common shares of Triton Europe not owned by Triton, the Company issued 522,460 shares of its 5% Convertible Preferred Stock ("5% preferred stock") to the former holders of the Triton Europe common shares. Each share of the 5% preferred stock may be converted into one share of Triton Common Stock at any time on or after October 1, 1994. Each share of 5% preferred stock bears a cash dividend, which has priority over dividends on Triton's Common Stock, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30, commencing on September 30, 1994. The 5% preferred stock has priority over Triton Common Stock upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998 (or such earlier date as at least 75% of the shares originally issued have been converted into Common Stock) for cash equal to the redemption price. Any shares of 5% preferred stock that remain outstanding on March 30, 2004 must be redeemed at the redemption price either for cash or, at the Company's option, for shares of Triton Common
Stock.   See note 14 of Notes to Consolidated Financial Statements.

     In June 1990, the Board of Directors of the Company adopted a Shareholder Rights Plan under which preferred stock rights were issued to holders of its Common Stock at the rate of one right for each share of Common Stock held as of the close of business on June 26, 1990.

     Generally, the rights become exercisable only if a person acquires beneficial ownership of 15% or more of Triton's Common Stock or announces a tender offer for 15% or more of the Common Stock. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's Common Stock, number of shares of Common Stock of the Company, which is equal to the amount obtained by dividing the right's exercise price (currently $40) by 50% of the market price of the Common Stock on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the Common Stock on the date of the first occurrence. Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. The Company will be entitled to redeem the rights at $0.01 per right at any time until the 10th day following the public announcement that a 15% position has been acquired. The rights will expire on June 26, 2000.

     At August 18, 1994, there were 7,070 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   AS OF OR FOR YEAR ENDED MAY 31,
                                               ---------------------------------------------------------------------
                                                  1994           1993           1992           1991           1990
                                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
OPERATING DATA (1):
Sales and other operating revenues (1)         $ 56,093      $ 104,278      $ 119,431      $ 175,498      $ 186,212
Total revenues(1)                               120,389        110,240        125,982        209,311        196,575
Loss from continuing operations(1)(2)            (8,691)       (81,842)       (91,596)       (11,933)       (58,782)
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting change                              (9,341)       (93,552)       (94,037)         4,745        (54,769)
Net earnings (loss)(2)                           (9,341)       (89,535)       (94,037)         6,185        (54,176)
Weighted average number of common
  shares outstanding                             34,775         34,241         29,898         20,368         20,346
Loss per common share:
  Continuing operations (1)                    $  (0.25)      $  (2.39)      $  (3.11)         (0.86)      $  (3.15)
  Before extraordinary item and cumulative
    effect of accounting change                   (0.27)         (2.73)         (3.19)         (0.04)         (2.96)
Cash dividends per common share                    ---            ---            ---            ---            0.10

BALANCE SHEET DATA:
Net property and equipment                      308,498        330,151        385,979        391,862        424,850
Total assets                                    616,101        561,931        571,169        553,809        646,128
Long-term debt                                  294,441        159,147         27,587        160,667        233,134
Redeemable preferred stock of
   subsidiaries                                    ---          11,399         12,972         13,608         22,615
Shareholders' equity                            263,422        255,432        336,013        186,503        173,796

____________________

(1) Operating data for all years are restated to give effect to accounting for discontinued operations in 1993.

(2) Gives effect to the writedown of assets and loss provisions of $45.8 million during 1994, $103.4 million during 1993, $55.4 million during 1992, $4.4 million during 1991 and $36.3 million during 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     Beginning in fiscal 1993, the Company initiated several strategic changes with respect to its exploration and development programs and non-oil and gas businesses. As a result, the Company is focusing its resources on what it regards as high potential exploration and development opportunities such as those in Colombia, Malaysia-Thailand and other areas. Producing properties, publicly owned subsidiaries and affiliates and non-oil and gas assets have been re-evaluated, and in some cases sold or restructured, in order to sharpen this focus.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $116.8 million, $42.8 million and $14.7 million at May 31, 1994, 1993 and 1992, respectively, while the Company's debt as a percentage of total capital was 53% at May 31, 1994 and 41% at May 31, 1993. The Company has substantially reduced its cost of borrowing as evidenced by the lower interest rate of 9 3/4% realized on the Company's debt offering in December 1993.

     For the year ended May 31, 1994, funding requirements for operating expenses, capital expenditures and debt retirement were provided by proceeds from the sale of assets ($100 million) and approximately $124 million from the issuance of $170 million in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 2000. Net cash used by operating activities in fiscal 1994 was $25 million, including $7.6 million used in discontinued operations.

     On March 31, 1994, the Company acquired all of the outstanding shares of Triton Europe, not owned by the Company, representing the minority shareholders' 5% preferred stock, which added approximately $18 million to shareholders' equity.

     Proceeds of approximately $126 million from the issuance of $240 million in principal amount of 12 1/2% Senior Subordinated Discount Notes ("1997 Notes") due November 1997 and asset sales ($29.4 million) were the primary sources of funds required during 1993 for the Company's capital expenditures, operating expenses and debt retirement. Funding requirements for the year ended May 31, 1992 were met from cash flow provided by operating activities ($22.5 million) and the issuance of common stock in 1991 ($120.5 million).

     The Company incurred capital expenditures and other capital investments of $86.8 million, $124.9 million and $98.4 million during the years ended May 31, 1994, 1993, and 1992, respectively, primarily resulting from exploration and development of the Cusiana and Cupiagua Fields in Colombia.

     CAPITAL REQUIREMENTS AND FUNDING ALTERNATIVES

     Continued funding for development of the oil fields in Colombia, including drilling and production facilities, as well as commitments for seismic, drilling and other exploration expenditures under various license, production sharing and other agreements, will require significant capital. At May 31, 1994, the Company had approximately $161.3 million in cash and marketable securities on hand, which the Company believes will be sufficient to fund currently anticipated capital expenditures into 1995. In addition, the Company has received a commitment from the Export-Import Bank of the United States (Eximbank) for a guarantee of up to $35 million of borrowings to purchase United States-sourced capital equipment under credit facilities to be negotiated. The Company's capital budget for the seven months ending December 31, 1994 (the Company's new fiscal year end) is approximately $110 million, excluding capitalized interest, of which approximately $85 million relates to Colombia.

     Total capital requirements for full field development of the Cusiana and Cupiagua Fields in Colombia have not been finally determined, although they are expected to continue at substantial levels into 1997. A substantial portion of the Company's capital expenditures in Colombia have been, and for the foreseeable future are expected to be, for exploration and development activities relating to the Cusiana and Cupiagua Fields pursuant to contracts under which the Company is not the operator. For this reason, and because the geological characteristics of the fields are relatively complex and unpredictable, the Company's capital requirements, while substantial, are relatively difficult to predict.

     In addition to drilling expenditures, significant capital will be necessary to finance the construction of needed additional Colombian transportation by many factors, including the partners' assessment of the fields' production potential and the participation of third party investors.

     A memorandum of understanding relating to the formation of a jointly owned and financed pipeline company has been entered into among the Company and the other working interest owners, and TransCanada PipeLines Colombia Limited and IPL Energy (Colombia) Ltd., but the memorandum is not binding on the parties unless and until definitive agreements relating to financing, throughput and other matters are negotiated. Moreover, the level and terms of the Company's capital contributions to the pipeline company would be affected by the capital structure of the pipeline company. The Company currently expects that approximately 70% of the pipeline company's capital structure will be debt.

     The remaining additional indebtedness that may be incurred under debt limitation covenants relating to the Company's senior subordinated notes is expected to be substantially utilized by borrowings incurred in connection with the Eximbank guaranteed borrowings described above and similar export credit agency borrowings under facilities to be negotiated. The Company expects to meet the balance of its direct capital needs in 1995 and later years with cash on hand, marketable securities, increasing cash flow from Colombian operations, proceeds from asset sales, and possibly the issuance of equity securities.

RESULTS OF OPERATIONS

     The Company reported a net loss from continuing operations of $8.7 million in 1994, $81.8 million in 1993 and $91.6 million in 1992. The improvement, from 1993 to 1994, resulted principally from gains realized on the sale of Triton Canada common stock and other assets and lower writedowns of oil and gas properties, depreciation and depletion and equity losses from affiliates. The 1993 results improved compared to 1992 despite higher writedowns of oil and gas properties and other assets and lower oil and gas volumes, primarily due to lower losses in the aviation segment and income tax benefits resulting from the writedown of oil and gas properties in France and recognition of a deferred tax asset in the United States.

     The Company has elected to change its fiscal year end from May 31 to December 31, commencing December 31, 1994. Management expects that the Company's results of operations for the seven month transition period ending December 31, 1994, will be less favorable than for the fiscal year May 31, 1994 or than would have been expected for a twelve month period ending
May 31, 1995, primarily because the Company does not expect a material improvement in results of operations until the anticipated significant increase in Colombian production occurs.

      REVENUES

      Sales and other operating revenues were $56.1 million in 1994, $104.3 $37.8 million from 1993 to 1994 while aviation sales and services decreased $7 million due to the divestiture of Triton Canada and non-core assets. Total revenues in 1994 include a $47.9 million gain on the sale of the Company's investment in Triton Canada. Other income increased during 1994 due to a $7 million gain on the sale of United States oil and gas properties, a $1.5 million gain on the sale of Aero Services International, Inc. ("Aero") and higher interest income of $2.4 million. The decrease in sales and operating revenues in 1993 compared to 1992 resulted from declines in oil and gas revenues ($5.1 million ) and aviation sales and services ($8.8 million).

     COSTS AND EXPENSES

     Operating expenses of $41.6 million for the year ended May 31, 1994 decreased $14.4 million from the previous year, primarily due to oil and gas operations ($8.3 million), aviation operations ($2.1 million) and gas gathering and pipeline operations ($3.8 million) which have been sold. Operating expenses decreased $10.1 million from 1992 to 1993 principally due to lower aviation operating expenses of $10.6 million.

     General and administrative expenses decreased $5.9 million from 1993 to 1994 as lower expenses in the oil and gas and aviation segments were partially offset by increases in personnel at the corporate office. General and administrative expenses during 1993 increased compared to 1992 due to severance costs and corporate staff increases, offset by staff reductions in the United States, Indonesia, France and Canada and lower directors' compensation. The decrease in directors' compensation resulted from a decline in both the shares and market value of outstanding stock appreciation rights.

     Depreciation, depletion and amortization of $20.5 million in 1994 decreased $25.9 million from 1993 due to lower depletion related to oil and gas operations. The increase from 1992 to 1993 was also related to oil and gas operations.

     Writedown of assets and loss provisions were $45.8 million, $103.4 million and $55.4 million for 1994, 1993 and 1992, respectively. Writedowns of oil and gas properties totaled $44.4 million in 1994, $91.2 million in 1993 and $35.8 million in 1992. Writedowns of aviation assets were $3.5 million and $6.3 million in 1993 and 1992, respectively. The Company also recorded loss provisions of $5.5 million in 1993 and $10 million in 1992 relating to the cost of actual or contemplated settlements and legal costs associated with pending litigation during those years.

     The increase in interest expense since 1992 was due to higher outstanding debt resulting from the issuance of the 1997 Notes in November 1992 and the 9 3/4% Notes in December 1993, offset by capitalized interest.

     Equity in earnings (loss) of affiliates was comprised of the following (in thousands):

                                     -----------------------------------
                                         1994         1993         1992
          Crusader, 49.9% owned      $    554     $ (3,512)    $ (2,878)
          Aero, 28% owned                 ---       (9,481)     (14,088)
          Other                            91          500          320
                                     --------     --------     --------
                                     $    645     $(12,493)    $(16,646)
                                     --------     --------     --------
                                     --------     --------     --------

     Crusader's 1994 earnings improvement resulted from a decrease in losses from the smokeless fuel operation in Ireland of $3.4 million and lower writedowns of $4.4 million. The 1993 Crusader loss was primarily a result of pre-operating costs associated with the smokeless fuel operation in Ireland ($8.4 million) and writedowns of its United States oil and gas properties ($5.3 million). The 1992 loss at Crusader resulted from writedowns of $9.8 million, of which $6.3 million pertained to coal properties and $3.5 million related to other property and equipment.

     For the years ended May 31, 1993 and 1992, the Company's equity in the losses of Aero reflected loss provisions of $7.3 million and $11.8 million, respectively. These loss provisions reduced the carrying amounts of preferred stock, common stock, outstanding loans from the Company and receivables. The Company's investment in Aero was carried at zero cost during 1994.

INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective June 1, 1992. The cumulative benefit of the change to the liability based method under SFAS No. 109 in 1993 was $4 million, or $.12 per share.

     The income tax benefit of $6.5 million in 1994 was due to a foreign tax benefit of $10.7 million resulting from the ceiling test writedown of oil and gas properties in France, a gain of $1 million relating to a refund collected for taxes paid in connection with the 1991 sale of the North Sea properties and a $2 million refund due in France for the usage of net operating losses. These benefits were partially offset by $6.7 million of Canadian taxes due following the sale of the Company's investment in Triton Canada. Also included in the 1994 tax provision is deferred tax expense of $10 million related to Colombia and Argentina and a deferred tax benefit of $9.4 million related to the United States. The Company will continue to incur deferred taxes in foreign jurisdictions as capital investments are made without the continuing benefit from United States net operating losses.

to a foreign tax benefit resulting from the writedown of oil properties in France and recognition of a $25 million net deferred tax asset in the United States.

     At May 31, 1994, the Company had net operating loss and depletion loss carryforwards for United States tax purposes of approximately $212.3 million and $6.8 million, respectively. The net operating losses expire from 1996 through 2008 but the depletion carryforwards are available indefinitely. Corresponding net operating losses and depletion loss carryforwards at May 31, 1993 were $186.5 million and $6.8 million, respectively. The Company recorded a deferred tax asset of $34.4 million and $25 million at May 31, 1994 and 1993, respectively. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $98 million. It is anticipated that future taxable income from Colombian operations and tax planning strategies involving the Company's corporate structure will be sufficient to realize the deferred tax asset.

MINORITY INTEREST IN LOSS OF SUBSIDIARIES

     The changes in minority interest corresponded with movements in operating losses realized by Triton Europe in 1992, 1993 and up until March 31, 1994, the date on which the Company acquired the minority interest shares in Triton Europe.

DISCONTINUED OPERATIONS

     The results of operations for the wholesale fuel products segment have been reported as discontinued operations due to the Company's decision to sell these businesses. The 1994 losses were offset against a loss provision recorded of $16.1 million, net of tax, at May 31, 1993. An additional accrual of $.7 million, net of tax, was recorded at May 31, 1994 to cover estimated operating losses associated with the final disposition of this segment. Also reported as a discontinued operation during fiscal 1992 were the results of operations for
the Company's seismic equipment sales and services segment.   The Company
realized a net gain of $13.8 million during its first quarter of 1993 as a result of this sale. The Company's equity in the earnings of Input/Output, Inc. was $2.1 million in 1992.

     The following table and related discussion summarize the results of discontinued operations for the wholesale fuel products segment:

                                                                  YEAR ENDED MAY 31,
                                                                  ------------------
                                                             1994        1993        1992
                                                             ----        ----        ----
                                                                  (IN THOUSANDS)
Expenses:
  Operating  . . . . . . . . . . . . . . . . . . . . . .    82,912     156,543     100,866
  General and administrative . . . . . . . . . . . . . .    10,482      11,777       8,900
  Depreciation and amortization  . . . . . . . . . . . .     1,563       4,338       1,613
  Writedown of assets  . . . . . . . . . . . . . . . . .      ---        4,969         371
  Other  . . . . . . . . . . . . . . . . . . . . . . . .       855       2,365       1,272
                                                         ---------   ---------   ---------
Loss from discontinued operations, excluding
  intersegment revenues and related expenses . . . . . . $  14,429   $   9,499   $   4,546
                                                         ---------   ---------   ---------
                                                         ---------   ---------   ---------
Estimated loss on disposal . . . . . . . . . . . . . . . $     650   $  16,077
                                                         ---------   ---------
                                                         ---------   ---------

     For the wholesale fuel products segment, both sales and expenses increased substantially during 1993 and 1992. This was due to the acquisition of three wholesale products distributors during those years. Also contributing was the establishment of gas and diesel operations in Texas and the Southeast. A resulting change in product mix led to lower margins during those years as non-aviation related sales increased in relation to total sales. The writedown of assets during 1993 related primarily to goodwill. The 1994 results have been affected by the divestitures that have taken place.

INVESTMENTS IN MARKETABLE SECURITIES

     Effective May 31, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in certain marketable debt securities be reported at fair value except for those investments in debt securities which management has the positive intent and ability to hold to maturity. Unrealized gains or losses related to trading investments are recorded in the income statement while unrealized gains or losses related to investments available-for-sale are recorded as a separate component of shareholders' equity. At May 31, 1994, the Company recorded a valuation reserve of $1 million in shareholders' equity representing the cumulative effect of adopting this standard.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Also, the Company remains liable for certain environmental in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impractical to determine with any reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's consolidated financial position. During the years ended May 31, 1994, 1993 and 1992, the Company accrued $4.4 million, nil and $1.2 million, respectively, for environmental costs. See Item 1. "Business
- - - - Oil and Gas Operations", "Business - Litigation" and note 18 of Notes to Consolidated Financial Statements.

SEGMENT REVIEW

     The following table and related discussion summarize the contributions to operating loss by the Company's industry segments for the three years ended May 31, 1994. Operating loss represents sales and other operating revenues, less total costs and expenses (including writedowns of operating assets) and excludes, among other items, interest and other income/expense and general corporate expenses.


                                                                                    YEAR ENDED MAY 31,
                                                                            -----------------------------------
                                                                                 1994       1993       1992
                                                                                 ----       ----       ----
                                                                            (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                                WHERE INDICATED AND EXCEPT
                                                                                   FOR PER UNIT AVERAGES)
OIL AND GAS EXPLORATION AND PRODUCTION
  ACTIVITIES, EXCLUDING EQUITY AFFILIATES:
  Sales and other operating revenues . . . . . . . . . . . . . . . . . . . .    41,239      79,057      84,126
     Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (59,102)   (109,254)    (42,413)

     Oil production (Mbbls)  . . . . . . . . . . . . . . . . . . . . . . . .     2,237       2,904       3,095
     Gas production (Mmcf). . . .. . . . . . . . . . . . . . . . . . . . . .     4,671      17,750      19,847
     Weighted average price per bbl  . . . . . . . . . . . . . . . . . . . .     15.38       19.26       19.58

Weighted average price per Mcf . . . . . . . . . . . . . . . . . . . . . . .      1.39        1.21        1.09

Writedowns included in operating loss:

           United Kingdom. . . . . . . . . . . . . . . . . . . . . . . . . .        --       8,185       1,380
           Indonesia . . . . . . . . . . . . . . . . . . . . . . . . . . . .       922       8,734      13,672
           New Zealand . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       4,981       3,000
           Canada    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          --       6,824
           Gabon     . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          --       7,021
           Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .       251       2,506       3,881
                                                                                ------      ------      ------
                Total writedowns . . . . . . . . . . . . . . . . . . . . . .    44,374      91,171      35,778
                                                                                ------      ------      ------
                                                                                ------      ------      ------

AVIATION SALES AND SERVICES:

  Sales and other operating revenues. . . . . . . . . . . . . .  . . . . . .    12,903      19,864      28,707
  Operating loss (including intersegment operating
    expenses of $1 million, $3.7 million and $3.2 million
    in 1994, 1993 and 1992, respectively). . . . . . . . . . . . . . . . . .    (4,087)     (5,143)     (9,471)
            Writedowns included in operating loss. . . . . . . . . . . . . .        --       3,487       6,304

OIL AND GAS ACTIVITIES

     Oil and gas sales decreased by $37.8 million in 1994 compared to 1993 primarily due to the sale of the Company's investment in Triton Canada ($14.5 million), sale of United States working interests ($8.6 million) and lower revenues in France resulting from a drop in production. The lower production reflects a continuing natural decline in the Villeperdue field. Average oil prices per barrel dropped by $3.88 between 1993 and 1994, resulting in an $8.1 million decrease in revenues during 1994, principally from price decreases in France ($4.46 per barrel or a $4.7 million effect). Price decreases in Indonesia, the United States and Colombia had a lesser impact, representing in the aggregate a $3.3 million effect in 1994. Colombian production increased to 467,000 barrels in 1994 from 219,000 barrels in 1993.

     Oil and gas production costs were $26.6 million in 1994, $34.9 million in 1993, and $34.3 million in 1992. The decrease in 1994 was principally due to the sale of Triton Canada and United States properties ($9 million effect) and lower production in France ($3.1 million effect) partially offset by increased production in Colombia ($1.8 million effect) and an accrual for environmental 1992 was principally due to startup costs in Colombia and additional workover costs in Indonesia and France. These cost increases were partially offset by
the lower production volumes during 1993.   Average production costs per
equivalent barrel of oil and gas production were $8.83 in 1994, $5.95 in 1993 and $5.35 in 1992. The increase per barrel in 1994 was primarily due to the United States environmental cleanup costs and lower United States production
from the sale of working interest properties.   Average production costs per
equivalent barrel are expected to decrease once production increases in Colombia.

     General and administrative expenses in this segment have decreased from $18 million in 1992 and 1993 to $11 million in 1994. Lower expenses in 1994 were primarily due to the restructuring in Europe ($4.6 million effect), the sale of Canada ($1.4 million effect), and higher capitalization ($2 million effect) caused by increased activity in Malaysia-Thailand. Affecting 1993 and 1992 were severance costs and other restructuring related expenses in Europe in 1993 and Canada in 1992 and growth in activity and personnel in Colombia. These were offset partially by the effect of staff reductions in the United States, Canada and Indonesia.

     Operating profits for this segment were significantly affected by writedowns of $43.2 million and $74.9 million in Europe during 1994 and 1993, respectively. During 1994, the writedowns related to SEC ceiling limitation requirements for the French cost pool. The 1993 writedowns reflected a decision to eliminate certain future development activities in the Villeperdue field, for which the Company recorded a significant decrease in its proved undeveloped reserves. A resulting drop in the Securities and Exchange Commission ("SEC") ceiling limitation for these properties led to a $55.7 million writedown of costs associated with the Company's proved oil properties. Additionally, in connection with Triton Europe's decision to eliminate certain exploration activities in both France and the United Kingdom, approximately $19.2 million of unevaluated properties were considered to be impaired. These costs were associated with various license areas that were relinquished or allowed to expire. Further, writedowns occurred in the United Kingdom, New Zealand and Indonesia during both 1992 and 1993 because of lower prices, downward adjustments of reserves or impairment. The 1992 writedown in Gabon resulted from the Company's relinquishment of its license area due to a lack of exploration success.

AVIATION SALES AND SERVICES

     Sales and operating expenses in this segment continued to decrease principally from the divestiture of three fixed based operations and a reduction in charter and maintenance revenues in 1994. The decreases in 1993 compared to and 1991 divestitures. Writedowns were recorded during 1993 and 1992 in order to reflect the permanent impairment of value or contemplation of various asset sales, pursuant to a restructuring plan initiated during 1990.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial statements required by this item begin at page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1994 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors". It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1994. Certain information as to executive officers is included herein under Item 1. "Business
- - - - Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION


     The discussion under "Management Compensation" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The discussion under "Voting and Principal Shareholders" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under "Management Compensation" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements and Schedules" on page F-1 hereof.

     2. Financial Statement Schedules: The financial statement schedules filed as part of this report are listed in the "Index to Financial Statements and Schedules" on page F-1 hereof.

     3. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of Crusader's long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibits, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)



   3.2      Amended and Restated Bylaws of Triton Energy
            Corporation.(1)

   4.1 Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company.(3)

   4.4      Rights Agreement dated as of June 26, 1990, between
            Triton and NationsBank of Texas, N.A. (f/k/a NCNB Texas National Bank), as Rights Agent.(3)

   4.5      Statement of Cancellation of Redeemable Shares, dated
            October 1, 1991. (7)
   4.6      Form of Debt Securities.(12)

   4.7      Proposed Form of Senior Indenture.(12)

   4.8      Proposed Form of Senior Subordinated Indenture.(12)

   4.9 Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.(11)

  4.10 First Supplemental Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.(11)

  4.11 Statement of Resolution Establishing and Designating a Series of Shares of the Company, 5 % Convertible
            Preferred Stock, no par value, dated as of March 30, 1994.(13)

  10.1      Triton Energy Corporation Amended and Restated
            Retirement Income Plan.(11)

  10.2      Triton Energy Corporation Amended and Restated
            Supplemental Executive Retirement Income Plan.(11)

  10.3 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(2)

  10.4 Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(6)

  10.5 Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(2)

  10.6 Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(11)

  10.7      1985 Stock Option Plan of Triton Energy Corporation.(3)

  10.8 Amendment No. 1 to the 1985 Stock Option Plan of Triton Energy Corporation.(2)

  10.9 Amendment No. 2 to the 1985 Stock Option Plan of Triton Energy Corporation.(11)

 10.10      Triton Energy Corporation  Amended and Restated 1986
            Convertible Debenture Plan.(11)

 10.11      1988 Stock Appreciation Rights Plan of Triton Energy
            Corporation.(5)

 10.12      Triton Energy Corporation 1989 Stock Option Plan.(8)

 10.13      Amendment No. 1 to the Triton Energy Corporation 1989
            Stock Option Plan.(2)

 10.14      Amendment No. 2 to the Triton Energy Corporation 1989
            Stock Option Plan.(11)

10.15      Triton Energy Amended and Restated 1992 Stock Option
            Plan .(11)

 10.16 Form of Amended and Restated Employment Agreement by and among Triton Energy Corporation and certain officers of

 10.17      Triton Energy Amended and Restated Restricted Stock
            Plan.(11)

 10.18      Deed of Trust Note dated April 11, 1988, executed by
            Triton Aviation Services, Inc. and API Terminal, Inc.
            and related documents, including Guaranty of Triton
            Energy Corporation.(5)

 10.19      Triton Energy Corporation Executive Life Insurance
            Plan.(4)

 10.20      Triton Energy Corporation Long Term Disability Income
            Plan.(4)

 10.21      Triton Energy Corporation Amended and Restated
            Retirement Plan for Directors.(3)

 10.22 Indenture dated as of November 13, 1992 between Triton and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(9)

 10.23 Supplemental Indenture dated as of July 1, 1993 between Triton Energy Corporation and Chemical Bank.(5)

 10.24      Supplemental Indenture dated as of August 16, 1993
            between Triton Energy Corporation and Chemical Bank.(5)

 10.25 Underwriting Agreement dated June 18, 1993 among Triton Canada Resources Ltd., Triton Energy Corporation and the underwriters named therein.(10)

 10.26      Purchase and Sale Agreement among Triton Oil and Gas
            Corp., Triton Energy Corporation and Torch Energy
            Advisors Incorporated dated effective as of January 1, 1993.(5)

 10.27 Agreement for Purchase and Sale of Assets Among Triton Fuel Group, Inc. and AVFUEL Corporation dated August 25, 1993.(5)

 10.28 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(5)

  10.29 Contract for Exploration and Exploitation for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(5)

 10.30 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15, 1987 (Assignment is in Spanish language).(5)

 10.31 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language).(5)

 10.32 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language).(5)

 10.33      Guaranty between the company and Comerica Bank
            Texas.(11)

 10.34      Triton Energy Corporation 401(K) Savings Plan.(11)

 10.36 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Block A-18.(15)

  21.1      Subsidiaries of the Company.(1)


  23.1      Consent of Price Waterhouse, L.L.P.(1)

  23.2      Consent of KPMG Peat Marwick, L.L.P., Dallas, Texas.(1)

  23.3      Consent of KPMG Peat Marwick, Brisbane, Australia.(1)

  23.4      Consent of DeGolyer and MacNaughton.(1)

  23.5      Consents of McDaniel & Associates Consultants, Ltd.(1)

  24.1 The power of attorney of officers and directors of the Company as set forth on the signature page hereof.(1)

  99.1      Rio Chitamena Association Contract.(15)

  99.2      Rio Chitamena Purchase and Sale Agreement.(15)

  99.3      Integral Plan - Cusiana Oil Structure.(15)

  99.4      Letter Agreements with co-investor in Colombia.(15)

  99.5      Colombia Pipeline Memorandum of Understanding.(15)

(1)  Filed herewith.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42430) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-69230) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated by reference herein.
(14) Previously filed as an exhibit to the Company's current report on Form 8-K
(15) Previously filed as an exhibit to the Company's current report on Form 8 -K/A dated July 15, 1994 and incorporated by reference herein.

     (b) Reports on Form 8-K.
         On March 3, 1994, the Company filed a Current Report on Form 8-K, with respect to Item 5 of said Form, relating to the approval by state and federal district courts in Dallas of the settlement of all pending shareholder lawsuits against the Company and the approval of the minority shareholders of Triton Europe plc to the Company's purchase of their shares in Triton Europe plc. On March 15, 1994, the Company filed a Current Report on Form 8-K, with respect to
Item 5 of said Form, relating to the finalization of agreements for commencement of joint petroleum operations in Block 18, located in the Malaysia-Thailand Joint Development Area. On April 14, 1994, the Company filed a Current Report on Form 8-K, with respect to Item 5 of said Form, relating to the approval of the Company's Board of Directors of the sale to a group of senior officers of $6.3 million aggregate principal amount of convertible subordinated debentures. On April 21, 1994, the Company filed a Current Report on Form 8-K, with respect to Item 5 of said Form, relating to the execution of a production sharing contract with the Malaysia-Thailand Joint Authority and the Malaysian National Oil Company. On April 28, 1994, the Company filed a current Report on Form 8-K, with respect to Item 5 of said Form, relating to the completion of a private placement of $41 million principal amount of ten year exchangeable notes by Crusader Limited, a 49.9% owned affiliate of the Company. On

May 25, 1994, the Company filed a Current Report on Form 8-K, with respect to
Item 8 of said Form, relating to the change in fiscal year end of the Company.

     (c) See subitem (a) above.

     (d) See subitem (a) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed by the undersigned thereunto duly authorized on the 29th day of August, 1994.

                         TRITON ENERGY CORPORATION



                         By: /s/ Thomas G. Finck
                             --------------------------
                              Thomas G. Finck
                              President and
                              Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Corporation (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Form 10-K for the fiscal year ended May 31, 1994, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of August, 1994.

            Signature                        Title
            ---------                        -----

     /s/ Thomas G. Finck         President, Chief Executive Officer and Director
     -----------------------
      Thomas G. Finck

     /s/ Peter Rugg              Senior Vice President and Chief Financial
     ---------------------       Officer
     Peter Rugg

________________________________                    Director
   Herbert L. Brewer

     /s/ Ernest E. Cook                             Director
     ------------------
         Ernest E. Cook


     /s/ Ray H. Eubank                              Director
     ------------------
         Ray H. Eubank

     /s/ Jesse E. Hendricks                         Director
     ----------------------
         Jesse E. Hendricks

     /s/ William I. Lee                             Director
     ----------------------
         William I. Lee

     /s/ John P. Lewis                              Director
     ----------------------
         John P. Lewis

- - - --------------------------------                    Director
     Michael E. McMahon

- - - --------------------------------                    Director
      Graeme O. Morris

- - - ---------------------------------                   Director
     Wellslake D. Morse, Jr.

- - - ---------------------------------                   Director
     J.G.A. Tucker

     /s/ Fitzgerald S. Hudson
     ------------------------                       Director
         Fitzgerald S. Hudson

     /s/ J. Otis Winters
     -------------------------                      Director
         J. Otis Winters

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                         ----
TRITON ENERGY CORPORATION AND SUBSIDIARIES:
   Report of Independent Accountants - May 31, 1994 and 1993 . . . . . . . . . . . . .   F-2
   Report of Independent Accountants - May 31, 1992. . . . . . . . . . . . . . . . . .   F-3
   Consolidated Statements of Operations - Three years ended May 31, 1994. . . . . . .   F-4
   Consolidated Balance Sheets - May 31, 1994 and 1993 . . . . . . . . . . . . . . . .   F-5
   Consolidated Statements of Cash Flows - Three years ended May 31, 1994. . . . . . .   F-6
   Consolidated Statements of Shareholders' Equity - Three years ended May 31, 1994. .   F-7
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . .   F-8


SCHEDULES:
  II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties - Three years ended
        May 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-47
   V - Property and Equipment - Three years ended May 31, 1994 . . . . . . . . . . . .  F-48
  VI - Accumulated Depreciation and Depletion of Property and Equipment -
         Three years ended May 31, 1994. . . . . . . . . . . . . . . . . . . . . . . .  F-49
VIII - Valuation and Qualifying Accounts - Three years ended May 31, 1994. . . . . . .  F-50
  IX - Short-term Borrowings - Three years ended May 31, 1994. . . . . . . . . . . . .  F-51
   X - Supplemental Statements of Operations Information - Three years ended
         May 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-52


CRUSADER LIMITED AND SUBSIDIARIES
   Report of Independent Accountants - May 31, 1992. . . . . . . . . . . . . . . . . .  F-53
   Consolidated Statement of Earnings - Year ended May 31, 1992. . . . . . . . . . . .  F-54
   Consolidated Statement of Shareholders' Equity - Year ended May 31, 1992. . . . . .  F-55
   Consolidated Statement of Cash Flows - Year ended May 31, 1992. . . . . . . . . . .  F-56
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . .  F-57


SCHEDULES:
   V - Property and Equipment - Year ended May 31, 1992. . . . . . . . . . . . . . . .  F-68
  VI - Accumulated Depreciation and Depletion of Property and Equipment -
         Year ended May 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-68
  IX - Short-term Borrowings - Year ended May 31, 1992 . . . . . . . . . . . . . . . .  F-69
   X - Supplemental Statement of Earnings Information - Year ended
        May 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-69


 All other schedules are omitted as the required information is inapplicable or

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Triton Energy Corporation

In our opinion, the consolidated financial statements as of and for the years ended May 31, 1994 and 1993 listed in the accompanying index present fairly, in all material respects, the financial position of Triton Energy Corporation and its subsidiaries at May 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in notes 1 and 3, the Company decided to discontinue its wholesale fuel products segment in 1993. We have audited the adjustments that were applied to restate the 1992 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1992 financial statements.

As discussed in note 1, the Company changed its method of accounting for investments in marketable securities at May 31, 1994 and its accounting for income taxes in 1993.


PRICE  WATERHOUSE  LLP

Dallas, Texas
July 19, 1994

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Triton Energy Corporation

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Triton Energy Corporation and subsidiaries for the year ended May 31, 1992 (before restatement for discontinued wholesale fuel products operations). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index for the year ended May 31, 1992. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Triton Energy Corporation and subsidiaries for the year ended May 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP

Dallas, Texas
August 14, 1992

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE YEARS ENDED MAY 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              1994           1993           1992
                                                                            ---------     ----------     ----------
Revenues:
  Sales and other operating revenues                                        $  56,093     $  104,278     $  119,431
  Gain on sale of Triton Canada common stock                                   47,865            ---            ---
  Other income                                                                 16,431          5,962          6,551
                                                                            ---------     ----------     ----------
                                                                              120,389        110,240        125,982
                                                                            ---------     ----------     ----------
Costs and expenses:
  Operating, including $2,075 in 1994, $7,538 in 1993 and
    $8,436 in 1992 to affiliate                                                41,641         56,031         66,093
  General and administrative                                                   32,747         38,657         37,820
  Depreciation, depletion and amortization                                     20,490         46,404         41,213
  Interest                                                                      7,852          5,287          1,631
  Equity in (earnings) loss of affiliates, net                                   (645)        12,493         16,646
  Foreign exchange (gain) loss                                                   (252)           776          4,557
                                                                            ---------     ----------     ----------
                                                                              147,587        263,018        223,369
                                                                            ---------     ----------     ----------
      Loss from continuing operations before income
       taxes, minority interest and cumulative effect of
       accounting change                                                      (27,198)      (152,778)       (97,387)
Income tax benefit                                                             (6,536)       (43,881)        (1,937)
                                                                            ---------     ----------     ----------
                                                                              (20,662)      (108,897)       (95,450)
Minority interest in loss of subsidiaries                                      11,971         27,055          3,854
                                                                            ---------     ----------     ----------

      Loss from continuing operations before cumulative
       effect of accounting change                                             (8,691)       (81,842)       (91,596)

Discontinued operations:
  Loss from operations                                                            ---         (9,474)        (2,441)
  Loss on disposal                                                               (650)       (16,077)           ---
  Gain on public stock offering                                                   ---         13,841            ---
                                                                            ---------     ----------     ----------
      Loss before cumulative effect of accounting change                       (9,341)       (93,552)       (94,037)

Cumulative effect of accounting change                                            ---          4,017            ---
                                                                            ---------     ----------     ----------

      Net loss                                                                 (9,341)       (89,535)       (94,037)
Dividends on preferred stock                                                      ---            ---          1,386
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------

Weighted average common shares outstanding                                     34,775         34,241         29,898
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------

Earnings (loss) per common share:
  Continuing operations                                                     $   (0.25)    $    (2.39)    $    (3.11)
  Discontinued operations                                                       (0.02)         (0.34)         (0.08)
  Cumulative effect of accounting change                                          ---           0.12            ---
                                                                            ---------     ----------     ----------

      Net loss                                                              $   (0.27)    $    (2.61)    $    (3.19)
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------


          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1994 and 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA )


                        ASSETS
                                                                              1994           1993
                                                                           ----------     ----------
Current assets:
   Cash and equivalents                                                    $   69,005     $   52,939
   Short-term marketable securities                                            63,431         24,253
   Receivables, principally trade                                              14,579         16,716
   Inventories                                                                  3,396          5,783
   Net assets of discontinued operations                                        4,566         21,789
   Prepaid expenses and other                                                     699            787
                                                                           ----------     ----------

Long-term marketable securities                                                28,831            ---
Investments in unconsolidated affiliates                                       36,809         50,115
Property and equipment, at cost, net                                          308,498        330,151
Deferred income taxes                                                          34,426         25,000
Other assets                                                                   51,861         34,398
                                                                           ----------     ----------
                                                                           $  616,101     $  561,931
                                                                           ----------     ----------
                                                                           ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                  $      312     $    3,440
   Short-term borrowings                                                        1,640          3,280
   Accounts payable and accrued liabilities                                    30,251         38,840
   Liabilities of discontinued operations                                       6,700         31,360
   Deferred income taxes                                                          ---          2,583
                                                                           ----------     ----------
        Total current liabilities                                              38,903         79,503
                                                                           ----------     ----------

Long-term debt, excluding current installments                                294,441        159,147
Deferred income taxes                                                          10,037         13,178
Deferred income and other                                                       9,298          9,100
Minority interest in subsidiaries                                                 ---         34,172
Redeemable preferred stock of subsidiary                                          ---         11,399
Convertible debentures due to employees                                           ---            ---

Shareholders' equity:
  Preferred stock, without par value; authorized 5,000,000 shares;
    issued 522,460 shares in 1994, stated value $34.41                         17,978            ---
  Common stock, par value $1; authorized 200,000,000 shares;
    issued 35,519,103 shares in 1994 and 35,231,142 shares in 1993             35,519         35,231
  Additional paid-in capital                                                  505,122        502,217
  Foreign currency translation adjustment                                      (7,163)        (4,087)
  Other                                                                        (1,046)          (246)
                                                                           ----------     ----------
                                                                              264,104        256,150
  Less cost of common shares in treasury                                          682            718
                                                                           ----------     ----------
        Total shareholders' equity                                            263,422        255,432
                                                                           ----------     ----------
Commitments and contingencies (note 18)
                                                                           $  616,101     $  561,931
                                                                           ----------     ----------
                                                                           ----------     ----------


                The Company uses the full cost method to account
                    for its oil and gas producing activities.
          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                                                                              1994           1993           1992
                                                                                          ----------     ----------     ----------
Cash flows from operating activities:
  Net loss                                                                                 $  (9,341)    $  (89,535)    $  (94,037)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation, depletion and amortization                                                  28,342         58,552         45,004
    Gain on Input/Output, Inc. public stock offering                                             ---        (13,841)           ---
    Gain on sale of assets, net                                                               (8,328)          (228)          (264)
    Gain on sale of Triton Canada common stock                                               (47,865)           ---            ---
    Writedown of assets and discontinued operations                                           46,404        118,916         45,830
    Cumulative effect of accounting change                                                       ---         (4,017)           ---
    Deferred income taxes                                                                    (10,224)       (43,877)         1,044
    Minority interest in undistributed loss of subsidiaries                                  (11,971)       (27,055)        (3,854)
    Other, net                                                                                 2,735          4,591          8,305
    Changes in working capital:
      Receivables                                                                             (1,797)        (5,759)        (5,048)
      Inventories, prepaid expenses and other                                                  1,268          5,604          3,985
      Net assets of discontinued operations                                                   (7,578)           ---            ---
      Accounts payable and accrued liabilities                                               (12,126)       (10,103)        17,877
      Income taxes                                                                             6,162         (1,429)       (12,089)
                                                                                          ----------     ----------     ----------
          Net cash provided (used) by operating activities                                   (24,964)         5,419         22,495
                                                                                          ----------     ----------     ----------
Cash flows from investing activities:
  Capital expenditures and investments                                                       (86,819)      (124,925)       (98,424)
  Purchases of investments and marketable securities                                        (190,025)       (69,207)        (9,811)
  Proceeds from investments and marketable securities                                        119,905         44,970         10,300
  Sales of property and equipment and other assets                                            22,816          5,242          5,460
  Proceeds from Input/Output, Inc. public stock offering                                         ---         24,144            ---
  Proceeds from sale of Triton Canada common stock                                            59,029            ---            ---
  Proceeds from sale of discontinued operations                                               18,450            ---            ---
  Other, principally pledged securities in 1993                                               (4,370)       (11,410)        (1,785)
          Net cash used by investing activities                                              (61,014)      (131,186)       (94,260)
                                                                                          ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                                                               123,408        132,138          5,013
  Proceeds from short-term borrowings with maturities greater than three months                  ---          9,117          5,050
  Short-term borrowings, net                                                                  (1,640)        (8,179)        (8,420)
  Payments on long-term debt                                                                  (3,150)       (10,492)       (22,877)
  Payments on debt associated with discontinued operations                                   (18,959)           ---            ---
  Issuance of common stock                                                                     3,164          6,397        120,496
  Preferred dividends                                                                            ---            ---         (1,386)
  Other                                                                                       (1,054)        (2,318)        (1,528)
                                                                                          ----------     ----------     ----------
          Net cash provided by financing activities                                          101,769        126,663         96,348
                                                                                          ----------     ----------     ----------
Effects of exchange rate changes on cash and equivalents                                         275           (558)           537
                                                                                          ----------     ----------     ----------
Net increase in cash and equivalents                                                          16,066            338         25,120
Cash and equivalents at beginning of year                                                     52,939         52,601         27,481
                                                                                          ----------     ----------     ----------
Cash and equivalents at end of year                                                        $  69,005     $   52,939     $   52,601
                                                                                          ----------     ----------     ----------
                                                                                          ----------     ----------     ----------


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         THREE YEARS ENDED MAY 31, 1994
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                1994                   1993                    1992
                                                       ----------------------- ----------------------- -----------------------
                                                         SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Preferred stock:
  Balance at beginning of year                                ---  $      ---         ---  $      ---   2,772,945  $   65,738
  Redemption of $2 par value - issued fiscal 1986             ---         ---         ---         ---  (2,772,945)    (65,738)
  Purchase of minority interest in Triton Europe          522,460      17,978         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                                  522,460      17,978         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Common stock:
  Balance at beginning of year                         35,231,142      35,231  34,649,148      34,649  21,497,255      21,497
  Conversion of $2 par value preferred stock                  ---         ---         ---         ---   3,321,176       3,321
  Exercise of employee stock options and debentures       287,961         288     581,994         582     859,824         860
  Conversion of Liquid Yield Options Notes                    ---         ---         ---         ---   5,274,282       5,274
  Conversion of 8 1/2% Convertible Debentures                 ---         ---         ---         ---     696,611         697
  Issuance of common stock                                    ---         ---         ---         ---   3,000,000       3,000
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                               35,519,103      35,519  35,231,142      35,231  34,649,148      34,649
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Additional paid-in capital:
  Balance at beginning of year                                        502,217                 488,580                 193,139
  Conversion of $2 par value preferred stock                              ---                     ---                  61,635
  Exercise of employee stock options and debentures                     2,876                   5,815                  10,747
  Conversion of Liquid Yield Options Notes                                ---                     ---                  94,805
  Conversion of 8 1/2% Convertible Debentures                             ---                     ---                  16,834
  Issuance of common stock                                                ---                     ---                 105,889
  Sale of the Company's stock by Crusader                                 ---                   3,920                   6,917
  Utilization of tax loss carryforwards                                   ---                   3,920                     ---
  Other, net                                                               29                     (18)                    ---
                                                                   -----------             -----------             -----------
  Balance at end of year                                              505,122                 502,217                 488,580
                                                                   -----------             -----------             -----------
Accumulated deficit:
  Balance at beginning of year                                       (276,965)               (187,430)                (93,393)
  Net loss                                                             (9,341)                (89,535)                (94,037)
                                                                   -----------             -----------             -----------
  Balance at end of year                                             (286,306)               (276,965)               (187,430)
                                                                   -----------             -----------             -----------
Foreign currency translation adjustment:
  Balance at beginning of year                                         (4,087)                  1,236                   1,793
  Sale of Triton Canada                                                (3,341)                    ---                     ---
  Adjustments due to translation changes                                  265                  (5,323)                   (557)
                                                                   -----------             -----------             -----------
  Balance at end of year                                               (7,163)                 (4,087)                  1,236
                                                                   -----------             -----------             -----------
Other, net:
  Valuation reserve on marketable securities                             (955)                    ---                     ---
  Debt guarantee for ESOP                                                 ---                     307                   1,255
  Adjustment for minimum pension liability                                155                    (246)                    ---
                                                                   -----------             -----------             -----------
  Balance at end of year                                               (1,046)                   (246)                   (307)
                                                                   -----------             -----------             -----------
Treasury stock:
  Balance at beginning of year                             57,483        (718)     57,400        (715)     57,250        (709)
  Purchase of treasury stock                                  149          (5)         83          (3)        150          (6)
  Transfer of shares to ESOP                               (3,278)         41         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                                   54,354        (682)     57,483        (718)     57,400        (715)
                                                       ----------- ----------- ----------- ----------- ----------- -----------

Total shareholders' equity                                         $  263,422              $  255,432              $  336,013
                                                                   -----------             -----------             -----------
                                                                   -----------             -----------             -----------


          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITIES AND PRINCIPLES OF CONSOLIDATION

     Triton Energy Corporation (together with its majority-owned subsidiaries, the "Company") is an international energy company primarily engaged in oil and gas exploration activities. The Company's principal producing properties and development operations are located in Colombia, Argentina, France, Malaysia-Thailand and Australia, with a significant portion of its proved reserves located in Colombia.

     The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20% owned affiliates are accounted for using the cost method.

     CASH EQUIVALENTS

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

     INVESTMENTS IN MARKETABLE SECURITIES

     Effective May 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of shareholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income. Investments that will be held-to-maturity are classified based on the stated maturity of the securities. The cumulative effect of adopting this standard of $955,000 has been recorded as a valuation reserve in shareholders' equity. Prior to the adoption of SFAS No. 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     INVENTORIES

     Inventories are stated at the lower of cost (principally average cost) or market and primarily consist of equipment and supplies.


     PROPERTY AND EQUIPMENT

     The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all productive and nonproductive costs are capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit of production method based on total proved reserves applicable to each country. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves.

     Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized internal costs directly identified with acquisition, exploration and development activities and does not include costs related to production, general overhead or similar activities.

     The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, cannot exceed the sum of (i) the estimated future net revenues from the properties, discounted at 10%; (ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties.

     The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas operations are accrued during production and classified as a long-term liability.

     Support equipment and facilities are depreciated using the unit of production method based on total reserves of the field related to the support equipment and facilities. Other property and equipment, which includes furniture and fixtures, vehicles, aircraft and leasehold improvements, are depreciated principally on a straight-line basis over estimated useful lives ranging from 3 to 30 years.

     Repairs and maintenance are expensed as incurred and renewals and improvements are capitalized.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     ENVIRONMENTAL MATTERS

     Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations and have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when future environmental expenditures and/or remediation is deemed probable, and the costs can be reasonably estimated.

     INCOME TAXES

     Effective June 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires deferred tax liabilities or assets be recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year-end. This standard also requires a valuation allowance for deferred tax assets in certain circumstances. The cumulative benefit of the change to the June 1, 1992, the Company deferred the tax effects of timing differences between financial reporting and taxable income.

     FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's foreign operations are translated into United States dollars in accordance with SFAS No. 52. The United States dollar is the designated functional currency for all of the Company's foreign operations, except for those in Australia, Canada and New Zealand, where the local currencies are used as the functional currency. The cumulative translation effects from translating balance sheet accounts from the functional currency into United States dollars at current exchange rates are included as a separate component of shareholders' equity.

     DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

     During 1993, the Company decided to discontinue its wholesale fuel products segment. The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations.

     Certain other previously reported financial information has been reclassified to conform to the current year's presentation.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     ISSUANCE OF STOCK

     The Company recognizes gain or loss on issuances of common stock by subsidiaries and equity affiliates in the Consolidated Statements of Operations. Gain recognition is subject to the transaction not being part of a broader corporate reorganization and an objective determination of the value of the proceeds.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless the inclusion of common stock equivalents has an antidilutive effect. The Company's proportionate shares owned by Crusader Limited ("Crusader") are not considered outstanding for purposes of determining weighted average number of shares outstanding. Fully diluted earnings
     (loss) per common share is not presented due to the antidilutive effect of including all potentially dilutive securities.

 2.  PURCHASE OF THE TRITON EUROPE MINORITY INTEREST

     On March 31, 1994, the Company acquired all of the outstanding shares not owned by the Company, representing the minority shareholders' 40.5% interest in Triton Europe plc ("Triton Europe"), in exchange for 522,460 shares of the Company's 5% Convertible Preferred Stock ("5% preferred stock"), with a value of $17,978,000, and $2,551,000 in cash, including Company's common stock on a one for one basis and has a stated value of $34.41. The transaction was recorded as a purchase and accordingly, 100% of Triton Europe's operating results have been included in the Company's results of operations since March 31, 1994. The excess of the purchase price over the carrying value of the minority interest in Triton Europe of $3,485,000 has been allocated to the full cost pools within Triton Europe.


 3.  DIVESTITURES AND DISCONTINUED OPERATIONS

     On May 20, 1994, the Company sold all of its interest in Aero Services International, Inc. ("Aero") except for 134,592 shares of Series A preferred stock. The Company received proceeds of $1,500,000 and recorded a gain for the same amount.

     In the first quarter, the Company completed the sale of its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton Canada"). The Company received net proceeds of $59,029,000 on September 10, 1993 and recorded a gain of $47,865,000.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     In August and October 1993, the Company sold its United States working interest properties for net proceeds of $19,502,000, resulting in a gain of $7,028,000. The properties that were sold accounted for approximately 55.7% of discounted future net revenues associated with United States proved properties at May 31, 1993.

     In fiscal 1993, the Company initiated a plan to discontinue its remaining operations in the wholesale fuel products segment. An accrual for $16,077,000 was recorded at May 31, 1993 as an estimate of the results of operations for discontinued operations during fiscal 1994 and the anticipated loss on disposal of the segment. Substantially all operations of the wholesale fuel products segment have been sold as of May 31, 1994 for proceeds totalling approximately $18,450,000. An additional accrual of $650,000 was recorded at May 31, 1994 to cover estimated operating losses caused by closing the sale of several operating divisions later than originally anticipated. The final sale of the remaining operations is imminent.

     Summarized information for the wholesale fuel products segment portion of discontinued operations follows:


                                                         YEAR ENDED MAY 31,
                                             -----------------------------------------
                                                1994           1993           1992
                                             -----------    -----------    -----------
Revenues                                     $   81,383     $  170,493     $  108,476
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

Loss before income taxes                     $  (14,422)    $   (9,657)    $   (4,518)
Income tax expense (benefit)                          7           (158)            28
                                             -----------    -----------    -----------
Net loss                                     $  (14,429)    $   (9,499)    $   (4,546)
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------


     On August 12, 1992, the Company sold its remaining 26.9% interest in Input/Output, Inc. through a secondary public offering. The net proceeds from the offering were $24,144,000 and resulted in a net gain on the disposition of $13,841,000. The Company's equity in the earnings of Input/Output, Inc. of $25,000 and $2,105,000 for fiscal 1993 and 1992, respectively, has been included in discontinued operations.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


 4.  WRITEDOWN OF ASSETS AND LOSS PROVISIONS

     Writedown of assets and loss provisions are summarized as follows:


                                                         YEAR ENDED MAY 31,
                                             -----------------------------------------
                                                 1994           1993           1992
                                             -----------    -----------    -----------
Evaluated oil and gas properties             $   44,123     $   65,354     $   22,665
Unevaluated oil and gas properties                  251         25,817         13,113
Other property and equipment                        ---          1,887          4,579
Inventory                                         1,064          1,001          2,570
Investments and other assets                        316          3,811          2,532
Litigation                                          ---          5,500          9,950
                                             -----------    -----------    -----------

                                             $   45,754     $  103,370     $   55,409
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------


     properties in France were written down by $43,201,000 through application of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission" or "SEC") principally as a result of a temporary drop in oil prices and a downward revision in estimated reserves.

     Included in the writedowns of evaluated and unevaluated properties during 1993 were $55,741,000 and $11,024,000, respectively, of costs associated with operations in France and an $8,185,000 writedown of unevaluated costs associated with onshore properties in the United Kingdom. These writedowns resulted from Triton Europe's decision to curtail certain exploration and development activities in Europe. As such, proved undeveloped reserves in Europe were reduced, thereby triggering a writedown of evaluated costs under the SEC ceiling limitation for these properties. The writedowns of unevaluated costs in both France and the United Kingdom were associated with various license areas that were relinquished or allowed to expire.

     Similar cutbacks in Indonesia resulted in writedowns of costs associated with evaluated properties of $8,734,000 in 1993 and $13,672,000 in 1992. Also, during 1992 writedowns were recorded in Gabon (unevaluated, $7,021,000), the United States (evaluated, $2,169,000) and Canada (evaluated, $6,824,000).

     In fiscal 1993, the Company settled or reached agreement to settle a number of lawsuits for which a loss provision of $5,500,000 was recorded.

     In August 1992, the Company's share of a lawsuit settlement with the Company's former controller was $9,500,000. A loss provision of $9,950,000, including an estimate of outstanding legal fees and other expenses, was recorded in fiscal 1992.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


 5.  INVESTMENTS IN MARKETABLE SECURITIES

     The amortized cost and estimated fair value of marketable securities are as follows:


                                                            MAY 31, 1994
                                             -----------------------------------------
                                                                GROSS
                                              AMORTIZED      UNREALIZED       MARKET
                                                COST           LOSSES          VALUE
                                             -----------    -----------    -----------
Held-to-maturity:
  Corporate and other debt securities         $  38,528       $    262      $  38,266

Available-for-sale:
                                              ----------      ---------     ----------
                                              $  68,314       $  1,217      $  67,097
                                              ----------      ---------     ----------
                                              ----------      ---------     ----------


     At May 31, 1994, all securities categorized as held-to-maturity are classified as short-term investments. The maturities for the securities available-for-sale range from one to four years with the exception of one floating rate investment totalling $2,023,000 which matures after ten years. Investments categorized as trading at May 31, 1994 total $24,903,000 and are reported at fair value.

 6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     A summary of investments in unconsolidated affiliates accounted for by the equity method follows:


                                                                       MAY 31,
                                                             -------------------------
                                                                1994           1993
                                                             ----------     ----------
Crusader (49.9%)                                             $  36,809      $  36,937
Aero (28%)                                                         ---          3,000
Transwest Gas Systems Ltd. (50% owned by Triton Canada)            ---          9,647
Other                                                              ---            531
                                                             ----------     ----------
                                                             $  36,809      $  50,115
                                                             ----------     ----------
                                                             ----------     ----------


     CRUSADER

     Crusader is an Australian public company engaged in oil and gas exploration and production, coal processing and mining, and gas processing in Australia, Canada, Ireland, the United States and other areas. The Company's investment in Crusader's common stock was $29,272,000 and $29,882,000 at May 31, 1994 and 1993, respectively. At May 31, 1994 and

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     1993, the Company's investment in Crusader also included $7,537,000 and $7,055,000, respectively, of convertible subordinated debentures issued by The quoted market value of the Company's investment in Crusader's common stock and convertible subordinated debentures at May 31, 1994 was $35,795,000 and $7,780,000, respectively.

     At May 31, 1994 and 1993, Crusader owned approximately 3% of the Company's common stock. Crusader's investment in the Company, using the cost method of accounting, was $11,583,000 and $10,832,000 at May 31, 1994 and 1993,
     respectively. The Company's investment in Crusader and additional paid-in capital have each been reduced in order to eliminate the Company's proportionate share of its common stock owned by Crusader. During 1993 and 1992, Crusader recognized gains of $4,629,000 and $8,698,000, respectively, on the sale of 245,000 and 400,647 shares, respectively, of the Company's common stock. The Company's share of the sale proceeds has been credited to additional paid-in capital.

     On April 28, 1994, Crusader issued $40,941,000 aggregate principal amount of 6% Exchangeable Senior Notes due February 14, 2004 (the "6% Notes"). The 6% Notes are exchangeable at the option of the holder after July 27, 1994 into the shares of the Company's common stock held by Crusader at a price of $36.75 per share upon certain terms.

     Summarized financial information for Crusader follows:


                                                       MAY 31,
                                             --------------------------
                                                 1994           1993
                                             -----------    -----------
Current assets                               $   37,656     $   24,858
Noncurrent assets                               127,817        118,276
                                             -----------    -----------

                                             $  165,473     $  143,134
                                             -----------    -----------
                                             -----------    -----------

Current liabilities                          $   15,741     $   25,489
Noncurrent liabilities                           66,212         35,178
Minority interest in subsidiaries                12,907         12,807
Shareholders' equity                             70,613         69,660
                                             -----------    -----------

                                             $  165,473     $  143,134
                                             -----------    -----------
                                             -----------    -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized financial information for Crusader, continued:


                                                         YEAR ENDED MAY 31,
                                              ----------------------------------------
                                                 1994           1993           1992
                                              ----------     ----------     ----------
Revenues                                      $  40,193      $  54,924      $  95,784
Costs and expenses                              (40,574)       (54,477)       (96,587)
Income tax (expense) benefit                        476         (3,419)        (6,276)
Minority interest                                   716            313          9,524
                                              ----------     ----------     ----------
  Earnings (loss) before cumulative effect of
    accounting change                               811         (2,659)         2,445
Cumulative effect of accounting change              ---          1,734            ---
                                              ----------     ----------     ----------

  Net earnings (loss)                         $     811      $    (925)     $   2,445
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------

Company's equity in earnings (loss) before
    cumulative effect of accounting change    $     554      $  (3,512)     $  (2,878)
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------

Company's share of dividends                  $     620      $     840      $     910
                                              ----------     ----------     ----------
                                              ----------     ----------     ----------


     The Company's equity in undistributed earnings of Crusader accounted for by the equity method was approximately $25,000,000 at May 31, 1994.

     AERO

     Aero is a public company that provides aviation related services. The Company sold all of its common stock interest in Aero as of May 20, 1994. The Company loaned to Aero $420,000 in 1994, $2,700,000 in 1993 and $2,000,000 in 1992 and during 1994 retired a $6,910,000 loan of Aero's which the Company had previously guaranteed and collateralized. No loans were outstanding at May 31, 1994. The Company's equity in Aero's loss (based on Aero's results for each of the three years in the period ended March 31, 1994) was nil in 1994, $9,481,000 in 1993 and $14,088,000 in
     1992. The Company's equity in Aero's loss included loss provisions of investment in Aero's common and preferred stock and receivables from Aero.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


 7.  PROPERTY AND EQUIPMENT

     Property and equipment at cost, are summarized as follows:


                                                       MAY 31,
                                             --------------------------
                                                1994           1993
                                             -----------    -----------
Oil and gas properties, full cost method:
   Evaluated                                 $  629,871     $  725,996
   Unevaluated                                   97,169         66,600
   Support equipment and facilities              45,688         24,983
Other                                            24,394         37,714
                                             -----------    -----------

                                                797,122        855,293
Less accumulated depreciation and depletion     488,624        525,142
                                             -----------    -----------

                                             $  308,498     $  330,151
                                             -----------    -----------
                                             -----------    -----------


     The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties. Capitalized interest amounted to $16,863,000 in 1994, $6,407,000 in 1993 and $6,529,000 in 1992. The
     Company capitalized general and administrative expenses of $11,186,000 in 1994, $8,985,000 in 1993 and $10,410,000 in 1992.


 8.  OTHER ASSETS

     Other assets consist of the following:


                                                        MAY 31,
                                              -------------------------
                                                 1994           1993
                                              ----------     ----------
Investment in Colombian pipeline              $  11,108      $   7,567
Securities pledged to secure guarantees          10,155         10,658
Unamortized debt issue costs                      9,347          4,994
Central Llanos pipeline receivable                8,798          1,320
Property held for sale                            3,821          3,399
Cash surrender value of life insurance            3,210          2,398
Defined benefit plans - intangible asset          2,377          2,058
                                              ----------     ----------

                                              $  51,861      $  34,398
                                              ----------     ----------
                                              ----------     ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     In 1994 and 1993, Triton Colombia, Inc., ("Triton Colombia") a wholly-owned subsidiary of the Company, purchased interests totaling approximately 6.6% in Oleoducto de Colombia S.A. ("ODC"), a pipeline company in Colombia, for total consideration of $11,108,000. The purchases were made to secure the transport capacity for the Company's oil production in Colombia.

     As part of the purchase, the Company has agreed to assume by counter guarantee, directly and proportionally to part of the interest purchased, the guarantees granted to bank creditors of ODC through Shell Petroleum Company Ltd. and Shell Overseas Trading Limited.

     Triton Colombia, along with its joint venture partners in the Company's Cusiana and Cupiagua fields in Colombia, has committed to upgrade the capacity of the Central Llanos pipeline which is owned by Empresa Colombiana de Petroleos ("Ecopetrol"). The Company has advanced total costs of $10,930,000 through May 31, 1994 on this project, including $2,132,000 reflected in receivables. The Company will recover this cost through lower pipeline tariffs as crude oil is transported through this pipeline.

     The Company amortizes debt issue costs using the interest method over the life of the notes. Amortization related to the Company's debt issue costs was $1,479,000 in 1994, $461,000 in 1993 and $65,000 in 1992.


 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are summarized as follows:


                                                                                 MAY 31,
                                                                       -------------------------
                                                                          1994           1993
                                                                       ----------     ----------
Accounts payable, principally trade                                    $   7,088      $   8,976
Income taxes payable                                                       6,440            287
Employee compensation and benefits                                         2,799          2,825
Litigation and environmental matters                                       3,102          4,926
Joint venture billings                                                     3,000          9,656
Stock appreciation rights                                                  1,328          1,898
Other                                                                      3,410          5,094
                                                                       ----------     ----------

                                                                       $  30,251      $  38,840
                                                                       ----------     ----------
                                                                       ----------     ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


10.  LONG-TERM DEBT

     A summary of long-term debt follows:


                                                                      MAY 31,
                                                            --------------------------
                                                                1994           1993
                                                            -----------    -----------
Senior Subordinated Discount Notes due 2000                 $  133,505     $      ---
Senior Subordinated Discount Notes due 1997                    158,618        140,509
Triton Europe revolving credit arrangement                         ---          1,000
Triton Canada revolving credit arrangement                         ---         15,630
Other notes and capitalized leases                               2,630          5,448
                                                            -----------    -----------

                                                               294,753        162,587
 Less current installments                                         312          3,440
                                                            -----------    -----------

                                                            $  294,441     $  159,147
                                                            -----------    -----------
                                                            -----------    -----------


     The Company completed the sale of $170,000,000 in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, in December 1993, providing net proceeds to the Company of approximately $124,000,000. The original issue price was 75.1% of par, 9 3/4% Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes will accrue at the rate of 9 3/4% per annum and will be payable semi-annually on June 15 and December 15, beginning on June 15, 1997. The Indenture for the 9 3/4% Notes contains financial covenants which include certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control.

     On November 13, 1992, the Company completed the sale of $240,000,000 in principal amount of Senior Subordinated Discount Notes ("1997 Notes") due November 1, 1997, providing net proceeds to the Company of approximately $126,000,000. The original issue price was 54.76% of par, representing a yield to maturity of 12 1/2% per annum compounded on a semi-annual basis without periodic payments of interest. The Indenture, as amended, for the 1997 Notes contains financial covenants including certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, mergers and consolidations, and maintenance of at least $225,000,000 in net worth. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control.

     As of May 31, 1994, Triton Europe had a revolving credit facility with a group of foreign banks with a nominal amount of up to $30,000,000 and a conditional acquisition facility of up to $50,000,000. At May 31, 1994, the facility had a borrowing base of $11,135,000, based

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     on the discounted present value of Triton Europe's future net oil and gas production for use in its exploration and development in Europe, bearing interest at the London Interbank Offered Rate (4 5/16% at May 31, 1994) plus 1/2% to 5/8%. Certain restrictive covenants in the agreement limit Triton Europe's ability to incur or guarantee indebtedness, dispose of certain assets and pay dividends. At May 31, 1994, Triton Europe had entered into negotiations to cancel the conditional acquisition facility, to reduce the nominal amount of the revolving credit facility to $20,000,000 and to include the Company as a borrower.

     At May 31, 1993, Triton Canada had a C$24,000,000 bank credit facility, bearing interest at the bank's prime rate (6% at May 31, 1993) plus 1/4%.

     The aggregate maturities of long-term debt for the five years ending May 1997 - $259; 1998 - $158,879; and $263 for 1999. The 1998 amount excludes accretion of interest on the 1997 Notes.

 11. INCOME TAXES

     The Company's provision for income taxes for 1994 and 1993 has been calculated in accordance with SFAS 109. For 1992 the provision was calculated in accordance with Accounting Principles Board Opinion No. 11.

     The components of income (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change and the related income tax expense (benefit) follow:


                                                        YEAR ENDED MAY 31,
                                             -----------------------------------------
                                                 1994           1993           1992
                                             -----------   ------------    -----------
United States                                $   29,775    $   (45,401)    $  (57,524)
Foreign                                         (56,973)      (107,377)       (39,863)
                                             -----------   ------------    -----------

                                             $  (27,198)   $  (152,778)    $  (97,387)
                                             -----------   ------------    -----------
                                             -----------   ------------    -----------
Income tax expense (benefit):
  Current:
    United States                            $       (8)   $      (411)    $       (6)
     Foreign                                      3,696            176         (2,975)
  Deferred:
    United States                                (9,426)       (21,080)           ---
     Foreign                                       (798)       (22,566)         1,044
                                             -----------   ------------    -----------

                                             $   (6,536)   $   (43,881)    $   (1,937)
                                             -----------   ------------    -----------
                                             -----------   ------------    -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     A reconciliation of the differences between the United States federal statutory tax rate and the Company's effective income tax rate follows:


                                                            YEAR ENDED MAY 31,
                                               -----------------------------------------
                                               -----------   ------------    -----------
United States federal statutory tax rate          (35.0)%        (34.0)%        (34.0)%
Increase (decrease) resulting from:
   United States losses without tax benefit         ---            9.9           20.1
   Net change in valuation allowance                3.8          (14.1)           ---
   Foreign losses without tax benefit              16.0            4.1           13.7
   Tax on earnings of foreign subsidiaries          ---            5.4           (1.8)
   Federal tax rate change                        (10.3)           ---            ---
   Other                                            1.5            ---            ---
                                               -----------   ------------    -----------
                                                  (24.0)%        (28.7)%         (2.0)%
                                               -----------   ------------    -----------
                                               -----------   ------------    -----------


     The deferred income tax provision for 1992 resulted primarily from timing differences in the capitalization, depletion and writedown of costs relating to oil and gas properties.

     The components of the net deferred tax asset and liability are as follows:


                                                                      MAY 31,
                                              -------------------------------------------------------
                                                        1994                          1993
                                              -------------------------     -------------------------
                                                 U.S.         FOREIGN          U.S.         FOREIGN
                                              ---------     -----------     ---------     -----------
Deferred tax asset:
  Net operating loss carryforwards            $  96,054       $  8,884      $  84,625       $  4,944
  Depreciable/depletable property                   ---            ---          2,546            ---
  Credit carryforwards                           14,552            ---          3,135            ---
  Reserves                                        5,354            ---          5,460            187
  Other                                           2,035            316          2,060            705
                                              ---------     -----------     ---------     -----------
Gross deferred tax asset                        117,995          9,200         97,826          5,836
                                              ---------     -----------     ---------     -----------
Net deferred tax asset                           48,629          4,713         25,000          5,836
                                              ---------     -----------     ---------     -----------

Deferred tax liability:
  Accruals                                          ---            ---            ---         (3,475)
  Depreciable/depletable property               (14,203)       (14,750)           ---        (18,122)
                                              ---------     -----------     ---------     -----------

Total net deferred tax liability                (14,203)       (14,750)           ---        (21,597)
                                              ---------     -----------     ---------     -----------
Net deferred tax asset (liability)               34,426        (10,037)        25,000        (15,761)
Less current deferred tax asset (liability)         ---            ---            ---         (2,583)
                                              ---------     -----------     ---------     -----------
Noncurrent deferred tax asset (liability)     $  34,426     $  (10,037)     $  25,000     $  (13,178)
                                              ---------     -----------     ---------     -----------
                                              ---------     -----------     ---------     -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in tables in thousands)


     At May 31, 1994, the Company had net operating loss and depletion carryforwards for United States tax purposes of approximately $212,338,000 and $6,800,000, respectively. In addition, at May 31, 1994, certain subsidiaries had separate return limitation year operating loss and depletion carryforwards of approximately $62,102,000 and $13,500,000, respectively, which are available to offset only the future taxable income of those subsidiaries. The depletion carryforwards are available indefinitely, and the net operating loss carryforwards expire principally from 1996 through 2008 and the separate return limitation year operating loss carryforwards expire from 1994 through 2000.

     If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.

     The change in valuation allowance primarily reflects the increase in the Company's United States net operating loss carryforward, the effect of structure and a reduction in taxable temporary differences in France caused by 1994 writedowns under the SEC ceiling limitation.

     The Company's share of the cumulative undistributed earnings of its consolidated foreign subsidiaries which is intended to be permanently reinvested, and on which no United States taxes have been provided, was approximately $5,615,000 at May 31, 1994. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

     In 1993, the Company added $3,920,000 to additional paid-in capital for United States tax benefits attributable to the utilization of net operating loss carryforwards. These carryforwards related to periods prior to the Company's corporate readjustments.


12.  EMPLOYEE BENEFITS

     PENSION PLANS

     The Company has a defined benefit pension plan covering substantially all employees in the United States. The benefits are based on years of service and the employee's final average monthly compensation. Contributions are intended to provide for benefits attributed to past and future services. The Company also has a supplemental executive retirement plan ("SERP") which is unfunded and provides supplemental pension benefits to a select group of management or key employees. The funding status of the plans follows:

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                                                   MAY 31,
                                                              -----------------------------------------------------
                                                                       1994                          1993
                                                              ------------------------      -----------------------
                                                               DEFINED                       DEFINED
                                                               BENEFIT         SERP          BENEFIT          SERP
                                                                PLAN           PLAN           PLAN            PLAN
                                                              ---------      ---------      ---------      --------
Actuarial present value of benefit
  obligations:
   Vested benefit obligations                                 $  3,669       $  3,357       $  2,921       $  3,069
                                                              ---------      ---------      ---------      --------

   Accumulated benefit obligations                            $  3,819       $  3,357       $  2,963       $  3,449
                                                              ---------      ---------      ---------      --------
                                                              ---------      ---------      ---------      --------

Projected benefit obligations                                 $  4,408       $  4,241       $  3,487       $  3,708
Plan assets at fair value, primarily
   listed stocks and United States
   government securities                                         3,475            ---          3,556            ---
                                                              ---------      ---------      ---------      --------

Unfunded (funded) projected benefit
   obligations                                                     933          4,241            (69)         3,708
Unrecognized net loss                                             (696)          (401)          (633)          (504)
Prior service cost not yet recognized
   in net periodic pension cost                                   (798)          (172)           ---            ---
Unrecognized net asset (liability) at
   adoption                                                         16         (1,890)            18         (2,058)
Adjustment required to recognize
    minimum liability                                              889          1,579            ---          2,303
                                                              ---------      ---------      ---------      --------

Accrued (prepaid) pension cost                                $    344       $  3,357       $   (684)      $  3,449
                                                              ---------      ---------      ---------      --------
                                                              ---------      ---------      ---------      --------


     A summary of the components of pension expense follows:


                                                                1994           1993           1992
                                                              ---------      ---------      ---------
Service cost - benefits earned during the year                $    733       $    259       $    177
Interest cost on projected benefit obligation                      553            463            455
Actual return on plan assets                                       111           (398)          (246)
Net amortization and deferral                                     (173)           296            162
                                                              ---------      ---------      ---------
                                                              ---------      ---------      ---------
                                                              ---------      ---------      ---------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARE DATA)


     The projected benefit obligations assume a 7% discount rate and a 5% and 6% rate of increase in compensation expense for 1994 and 1993, respectively. The impact of the change from 6% to 5% reduced the projected benefit obligation of the defined benefit plan and SERP by $540,000 and $294,000, respectively. The expected long-term rate of return on assets is 9% for the defined benefit plan.

     EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan ("the plan"). The Company recognizes expense relating to the plan based on actual amounts contributed since January 1, 1994 ($184,000) and the shares allocated method prior to the amendment ($312,000 in 1993 and $1,301,000 in 1992).

13.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     Redeemable preferred stock of Triton Canada, a former subsidiary, for 1993 was shown net of the unamortized discounts recorded at the date of acquisition. Dividends on the redeemable preferred stocks are included in minority interest in the accompanying consolidated statements of operations. The principal terms and changes in the redeemable preferred stocks are summarized as follows:


                                                                              TRITON
                                               TRITON          TRITON         CANADA
                                               CANADA          CANADA         SENIOR
                                              PREFERRED       PREFERRED      PREFERRED
                                              SERIES A        SERIES B       SERIES 1        TOTAL
                                              ---------       ---------      ---------     ----------
Liquidation value per share                        C$20           C$10           C$10
Cumulative quarterly dividend per share         C$.4625          C$.30          C$.25
Shares outstanding - May 31, 1993               701,400        239,075        165,729
Redemption value at May 31, 1993              $  11,034       $  1,881       $  1,304      $  14,219
                                              ---------       ---------      ---------     ----------



                                                                              TRITON
                                               TRITON          TRITON         CANADA
                                               CANADA          CANADA         SENIOR
                                              PREFERRED       PREFERRED      PREFERRED
                                              SERIES A        SERIES B       SERIES 1        TOTAL
                                              ---------       ---------      ---------     ----------
Balance at May 31, 1991                       $   9,380       $  2,036       $  2,192      $  13,608
Amortization and translation effect                (309)           (95)          (103)          (507)
Redemption                                          ---            (67)           (62)          (129)
                                              ---------       ---------      ---------     ----------

Balance at May 31, 1992                           9,071          1,874          2,027         12,972
Amortization and translation effect                (332)          (115)           (73)          (520)
Redemption                                         (301)          (100)          (652)        (1,053)
                                              ---------       --------       ---------     ----------
Balance at May 31, 1993                       $   8,438       $  1,659       $  1,302      $  11,399
                                              ---------       ---------      ---------     ----------
                                              ---------       ---------      ---------     ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


14.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK

     In connection with the aquisition of the minority interest in Triton Europe, the Company designated a series of 550,000 preferred shares (522,460 shares issued) as 5% preferred stock, no par value, with a stated value of $34.41 per share. Each share of the Company's 5% preferred stock series is convertible into one common share, subject to adjustment in certain events. The 5% preferred stock is convertible anytime on or after October 1, 1994 and bears a fixed cumulative cash dividend of 5% per annum payable semi-annually on March 30 and September 30, commencing September 30, 1994. If not converted earlier, each 5% preferred share will be redeemed on March 30, 2004, either for cash, or at the option of the Company, for the Company's common stock.

     CORPORATE READJUSTMENTS

     being penalized by an accumulated deficit, Article 4.13B of the Texas Business Corporation Act formerly provided that a company may, subject to its board of directors' approval, eliminate that deficit through application of additional paid-in capital. Pursuant to board of directors' approvals on January 12, 1987 and August 6, 1986, the Company eliminated accumulated deficits of $5,253,000 at November 30, 1986 and $28,653,000 at May 31, 1986.

     STOCK OPTIONS

     Options to purchase the Company's common stock have been granted to officers and employees under various stock option plans. Grants generally become exercisable in 25% cumulative annual increments beginning one year from the date of issuance and expire at the end of ten years. At May 31, 1994, 1,424,394 shares were available for grant under the plans. Pursuant to the 1992 stock option plan, each nonemployee director receives an option to purchase 15,000 shares each year. A summary of option transactions follows:

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARE DATA)


                                              NUMBER OF   OPTION PRICE
                                               SHARES      PER SHARE
                                             ---------- ---------------
Outstanding at May 31, 1991                   1,523,649 $ 8.38 - 21.22
     Granted                                    787,500  19.88 - 52.50
     Exercised                                 (646,551)  8.38 - 21.22
     Cancelled                                  (20,274) 11.29 - 19.22
                                             -----------
Outstanding at May 31, 1992                   1,644,324   8.38 - 52.50
     Granted                                    680,000  28.25 - 41.88
     Exercised                                 (552,828)  8.38 - 35.00
     Cancelled                                  (50,090) 11.29 - 52.50
                                             -----------

Outstanding at May 31, 1993                   1,721,406   8.38 - 42.25
     Granted                                  1,414,800  28.63 - 33.50
     Exercised                                 (133,411)  8.38 - 16.25
     Cancelled                                 (336,250)  8.38 - 42.00
                                             -----------
Outstanding at May 31, 1994                   2,666,545   8.38 - 42.25
                                             -----------
                                             -----------

Shares exercisable:
  May 31, 1992                                  313,437 $ 8.38 - 19.23
  May 31, 1994                                  563,741   8.38 - 42.25



     The weighted average exercise price of options outstanding at May 31, 1994 was $33.52.

     CONVERTIBLE DEBENTURE PLAN

     The Company has a convertible debenture plan under which key management personnel, consultants and other persons providing service to the Company may purchase debentures that are convertible into shares of the Company's common stock. The aggregate number of common shares issuable upon conversion of the debentures cannot exceed 1,000,000 shares, subject to adjustment in certain events. Each debenture represents an unsecured, subordinated obligation due in seven to ten years and may be redeemed after three years at a redemption price of 120% of the principal amounts. The debentures bear interest at the prime rate, have conversion dates ranging from one to three years following the date of issuance and may be converted into the Company's common stock at prices ranging from $8.00 to $25.13 per share, subject to adjustment in certain events. At May 31, 1994, 253,977 shares were available for grant under the plan.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARE DATA)


     The participants in the plan purchased debentures by delivery of promissory notes to the Company. The promissory notes are secured by the debentures which are held as security by the Company, are due on the earlier of 2004 or termination of employment and require annual interest payments equal to prime plus 1/8%. The debentures are reflected as a noncurrent liability, net of the related promissory notes, in the Consolidated Balance Sheets as follows:


                                                        MAY 31,
                                               ------------------------
                                                 1994            1993
                                               ---------      ---------
Convertible debentures due employees           $  6,355       $  1,906
Promissory notes                                 (6,355)        (1,906)
                                               ---------      ---------

                                               $    ---       $    ---
                                               ---------      ---------
                                               ---------      ---------

Number of shares outstanding                    259,167        163,717
                                               ---------      ---------


     SHAREHOLDER RIGHTS PLAN

     In June 1990, the Company's board of directors adopted a Shareholder Rights Plan pursuant to which preferred stock purchase rights were issued to holders of its common stock at the rate of one right for each share of common stock held as of the record date, June 26, 1990. The rights become exercisable only if a holder acquires beneficial ownership of 15% or more or announces a tender offer for 15% or more of the Company's common stock. Each right not owned by such 15% holder entitles the holder under such circumstance to purchase shares of common stock having a value equal to twice the $40 exercise price. The Company may redeem the rights at $.01 per right at any time until the 10th day following the public announcement that a 15% position has been acquired. Unless the rights become exercisable, they will expire on June 26, 2000.

     STOCK APPRECIATION RIGHTS PLAN

     The Company has a stock appreciation rights ("SARs") plan which authorizes
     the granting of SARs to nonemployee directors of the Company.   Upon
     exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the common shares covered by SARs on the exercise date and expire at the earlier of ten years or a date based on the termination of the holder's membership on the board of directors. At May 31, 1994, 1993 and 1992 SARs covering 55,454, 65,604 and 85,604 common shares, respectively, were outstanding. At May 31, 1994, exercise prices ranged from $8.00 to $13.20 per share, 55,454 shares were exercisable and 17,940 shares were available for future grant.
     Compensation expense (benefit) of $(340,000) in 1994, $850,000 in 1993 and $3,356,000 in 1992 was recorded based on the quoted market value of the shares and the exercise provisions.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     RESTRICTED STOCK PLAN

     The Company has a restricted stock plan which provides for the award of up to 50,000 common shares to eligible key officers and employees. At the November 11, 1993 annual meeting, this plan was amended to also serve as an employee stock purchase plan. At May 31, 1994, 48,030 shares were available for issuance under the plan.

15.  CREDIT RISK CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The table below reflects the financial instruments other than investments in marketable securities (see note 5) for which the fair value differs from the carrying amount of such financial instruments in the Company's balance sheet:


                                                                      MAY 31,
                                             --------------------------------------------------------
                                                        1994                          1993
                                             --------------------------    --------------------------
                                               CARRYING        FAIR         CARRYING         FAIR
                                                AMOUNT         VALUE         AMOUNT          VALUE
                                             -----------    -----------    -----------    -----------
Long-term debt (including
  current portion)                           $  294,753     $  299,430     $  162,587     $  177,406
Redeemable preferred stock of
  Triton Canada                                     ---            ---         11,399         13,771


     The fair value of the 1997 Notes is higher than the carrying amount in both 1994 and 1993 by $12,382,000 and $14,819,000, respectively, due to the improvements in the market for the Company's 1997 Notes reflecting investor demand. The fair value of the 9 3/4% Notes is lower than the carrying amount in 1994 by $7,705,000 due to increases in interest rates following the notes offering. The fair value of redeemable preferred stock is based on market prices.

     The Company entered into a foreign exchange contract to purchase C$8,600,000 which matured in July 1994 to hedge exposure to Canadian tax liabilities resulting from the sale of Triton Canada common stock. The fair value of the foreign exchange contract is based on year-end quoted rates for contracts with similar terms and maturity dates; however, such fair value is offset by gains on the tax liability hedged by the contract so that there is no significant difference between the recorded value and the fair value of the Company's net foreign exchange position.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     Financial instruments that are potentially subject to concentrations of equivalents consist of high credit quality financial instruments. At May 31, 1994 and 1993, no receivable from any customer exceeded 5% of shareholders' equity and, except for the purchasers of the Company's oil production in France and Indonesia during 1994 and in France during 1993 and 1992, no customer accounted for more than 5% of sales and other operating revenues. See note 20. Receivables, principally trade, are shown on the balance sheet net of allowances of $873,000 and $1,162,000 at May 31, 1994 and 1993, respectively.


16. OTHER INCOME

    Other income is summarized as follows:


                                                                        YEAR ENDED MAY 31,
                                                             ----------------------------------------
                                                                1994           1993           1992
                                                             ----------      ---------      ---------
Interest and dividends                                       $   6,602       $  4,217       $  4,840
Gain on sale of United States working interest properties        7,028            ---            ---
Gain on sale of Aero common stock                                1,500            ---            ---
Other                                                            1,301          1,745          1,711
                                                             ----------      ---------      ---------

                                                             $  16,431       $  5,962       $  6,551
                                                             ----------      ---------      ---------
                                                             ----------      ---------      ---------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


17.  STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash payments and noncash investing and financial information follow:


                                                                        YEAR ENDED MAY 31,
                                                             ----------------------------------------
                                                                1994           1993           1992
                                                             ----------      ---------      ---------
Cash paid during the year for:
   Income taxes                                                    222          1,321         11,734

Noncash investing and financing
 activities:
   Preferred stock issued for purchase of Triton Europe
      minority interest                                         17,978            ---            ---
   Conversion of long-term debt into common stock                  ---            ---        119,921
   Conversion of preferred stock into common stock                 ---            ---         65,568
   Sale of the Company's shares by Crusader                        ---          3,920          6,917
   Liabilities resulting from acquisitions                         ---          1,265          2,715
   Property and equipment exchanged for
       a long-term note receivable                               1,980            ---            ---


18.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     Tests of the first eight wells in the Company's Cusiana and Cupiagua fields in Colombia indicate significant oil discoveries on which the Company expects to incur significant capital expenditures in the seven months ended December 31, 1994 for exploratory and development drilling, pipeline and production facilities and related activities. The Company's capital budget for the seven months ended December 31, 1994 is approximately $110,000,000, excluding capitalized interest, of which approximately $85,000,000 relates to Colombia. The seven-month budget period corresponds with the Company's intent to change its fiscal year-end to a calendar year-end beginning December 31, 1994, as announced on May 25, 1994. The Company believes that current working capital plus anticipated cash flows and asset sales will be sufficient to fund necessary expenditures into at least mid-1995.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the
     exploration and development of its oil and gas properties.   Many of these
     commitments are discretionary on the part of the Company. It is management's belief that such commitments, including the capital requirements in Colombia, discussed above, will be met without any material adverse effect on the Company's consolidated financial condition.

     The Company leases office space, other facilities and equipment under various operating leases expiring through 2009. Total rental expense was $2,648,000 in 1994, $3,957,000 in 1993 and $4,987,000 in 1992, including
     1993 and 1992, respectively. At May 31, 1994, the minimum payments required, including discontinued operations are as follows (thousands of dollars): 1995 - $3,543; 1996 - $3,843; 1997 - $3,552; 1998 - $3,139; 1999
     - $2,878 and thereafter - $4,174.

     GUARANTEES

     At May 31, 1994, the Company had guaranteed approximately $8,555,000 of loans related to its ownership in a Colombian pipeline and $1,695,000 for exploration in Italy. The Company has also guaranteed up to $1,300,000 in indebtedness that may be incurred by the chief executive officer of the Company to finance the construction of his primary residence.

     REGULATORY MATTERS

     The Company continues to cooperate with inquiries by the Commission and the Department of Justice (the "Department") regarding possible violations of the Foreign Corrupt Practices Act in connection with the Company's operations in Indonesia. Based upon the information available to the Company to date, the Company believes that it will be able to resolve any issues that either the Commission or the Department ultimately might raise concerning these matters in a manner that would not have a material adverse effect on the Company's consolidated financial condition.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     ENVIRONMENTAL MATTERS

     The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses which were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impracticable to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's consolidated financial position. During the years ended May 31, 1994, 1993 and 1992, the Company accrued $4,400,000, nil and $1,234,000, respectively, for environmental costs.

     LITIGATION

     The Company is also subject to ordinary litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial condition.


19.  RELATED PARTY TRANSACTIONS

     affiliates at May 31, 1992 included $1,880,000  and $1,744,000, respectively, due from Aero for fuel purchases. Total fuel sales to Aero were $1,030,000 in 1994, $3,960,000 in 1993 and $2,941,000 in 1992. In
     fiscal 1992, the Company purchased certain equipment from Aero for $547,000 and leased the equipment back to Aero pursuant to an operating lease with annual rentals of $147,000 over a five-year term.

     The Company charged Crusader $585,000 in 1994, 1993 and 1992 for administrative services. Also during 1994, the Company was paid $1,200,000 by Crusader for acting as agent in issuing its 6% Notes and recorded $620,000 as other income.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in tables in thousands)


20.  SEGMENT AND GEOGRAPHIC DATA

     The Company is an independent energy company engaged in oil and gas exploration and production in 11 countries. The Company also provides aviation related products and services.

     Segment data follows:


                                                                            AVIATION
                                                                OIL         SALES AND
                                                              AND GAS       SERVICES         OTHER     CONSOLIDATED
                                                            -----------     ----------     ----------  ------------
1994:
Sales and other operating revenues                          $   41,239      $  12,903       $  1,951     $   56,093
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Operating loss                                              $  (59,102)     $  (4,087)      $   (249)    $  (63,438)
                                                            -----------     ----------      ---------
                                                            -----------     ----------      ---------

Equity in earnings of affiliates, net                                                                           645
Other income including gain on sale of
   Triton Canada                                                                                             64,296
General corporate expenses                                                                                  (20,785)
Foreign exchange gain                                                                                           252
Interest expense                                                                                             (7,852)
                                                                                                         -----------
Loss from continuing operations
  before income taxes and minority interest                                                              $  (27,198)
                                                                                                         -----------
                                                                                                         -----------

Receivables                                                 $   11,960      $     730       $  1,889     $   14,579
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Identifiable assets                                         $  346,879      $   6,537       $ 13,353     $  366,769
                                                            -----------     ----------      ---------
                                                            -----------     ----------      ---------
Net assets of discontinued operations,
  including receivables of $3,956                                                                             4,566
Investment in unconsolidated affiliates                                                                      36,809
Corporate assets                                                                                            207,957
                                                                                                         -----------

      Total assets at year-end                                                                           $  616,101
                                                                                                         -----------
                                                                                                         -----------

Depreciation, depletion and amortization                    $   17,308      $     669       $  2,513     $   20,490
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Capital expenditures, including capitalized interest        $  100,800      $     107       $  3,278     $  104,185
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                                             AVIATION
                                                                OIL         SALES AND
                                                              AND GAS        SERVICES        OTHER     CONSOLIDATED
                                                           ------------     ----------     ---------- --------------
1993:
Sales and other operating revenues                         $    79,057      $  19,864      $   5,357    $   104,278
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------

Operating loss                                             $  (109,254)     $  (5,143)     $  (1,654)   $  (116,051)
                                                           ------------     ----------     ----------
                                                           ------------     ----------     ----------

Equity in loss of affiliates, net                                                                           (12,493)
Other income                                                                                                  5,962
General corporate expenses                                                                                  (23,375)
Foreign exchange loss                                                                                          (776)
Writedown of other investments                                                                                 (758)
Interest expense                                                                                             (5,287)
                                                                                                        ------------
Loss from continuing operations
  before income taxes, minority interest
  and cumulative effect of
  accounting change                                                                                     $  (152,778)
                                                                                                        ------------
                                                                                                        ------------

Receivables                                                $    14,138      $   1,289      $   1,289    $    16,716
                                                           ------------     ----------     ----------   ------------

Identifiable assets                                        $   382,120      $  10,510      $   9,294    $   401,924
                                                           ------------     ----------     ----------
                                                           ------------     ----------     ----------
Net assets of discontinued operations,
  including receivables of $16,405                                                                           21,789
Investment in unconsolidated affiliates                                                                      50,115
Corporate assets                                                                                             88,103
                                                                                                        ------------
      Total assets at year-end                                                                          $   561,931
                                                                                                        ------------
                                                                                                        ------------

Depreciation, depletion and amortization                   $    43,598      $   1,351      $   1,455    $    46,404
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------

Capital expenditures, including capitalized interest       $   102,294      $      74      $   1,675    $   104,043
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in tables in thousands)


                                                                            AVIATION
                                                                OIL         SALES AND
                                                              AND GAS       SERVICES         OTHER      CONSOLIDATED
                                                            -----------     ----------     ----------   ------------
1992:
Sales and other operating revenues                          $   84,126      $  28,707      $   6,598     $  119,431
                                                            -----------     ----------     ----------    -----------

Operating loss                                              $  (42,413)     $  (9,471)     $  (5,181)    $  (57,065)
                                                            -----------     ----------     ----------
                                                            -----------     ----------     ----------

Equity in loss of affiliates, net                                                                           (16,646)
Other income                                                                                                  6,551
General corporate expenses                                                                                  (23,633)
Foreign exchange loss                                                                                        (4,557)
Writedown of other investments                                                                                 (406)
Interest expense                                                                                             (1,631)
                                                                                                         -----------

Loss from continuing operations
  before income taxes and minority
  interest                                                                                               $  (97,387)
                                                                                                         -----------
                                                                                                         -----------

Receivables                                                 $   14,286      $   2,910      $     611     $   17,807
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------

Identifiable assets                                         $  384,762      $  18,664      $  10,639     $  414,065
                                                            -----------     ----------     ----------
                                                            -----------     ----------     ----------
Assets of discontinued operations,
  including receivables of $13,894                                                                           35,873
Investment in unconsolidated affiliates                                                                      71,433
Corporate assets                                                                                             49,798
                                                                                                         -----------

      Total assets at year-end                                                                           $  571,169
                                                                                                         -----------

Depreciation, depletion and amortization                    $   38,119      $   1,589      $   1,505     $   41,213
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------

Capital expenditures, including capitalized interest        $   79,864      $     267      $   1,328     $   81,459
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


Information about the Company's operations by geographic area follows:


                                      UNITED
                                      STATES       CANADA      FRANCE      COLOMBIA     INDONESIA      OTHER    CONSOLIDATED
                                    ---------    ---------    ---------    ---------    ---------     --------  ------------
1994:
        Sales                       $  18,514    $   6,759    $  17,494    $   5,911    $   7,186     $    229   $   56,093
        Operating loss                 (5,287)         (47)     (49,734)        (503)      (4,582)      (3,285)     (63,438)
        Receivables                     2,786          ---        3,431        5,508        1,303        1,551       14,579
        Identifiable assets            44,030          ---       28,954      237,397        3,978       52,410      366,769

1993:
        Sales                       $  36,702    $  22,651    $  30,897    $   3,474    $  10,449     $    105   $  104,278
        Operating loss                 (4,537)        (986)     (79,336)        (672)     (10,425)     (20,095)    (116,051)
        Receivables                     4,517        4,169        2,357          510        1,571        3,592       16,716
        Identifiable assets            86,142       48,667       78,830      147,280        6,042       34,963      401,924

1992:
        Sales                       $  45,604    $  23,837    $  37,844    $     ---    $  12,146     $    ---   $  119,431
        Operating profit (loss)       (21,333)     (11,389)       2,319         (759)     (13,181)     (12,722)     (57,065)
        Identifiable assets            77,768       52,394      166,970       58,632       19,557       38,744      414,065


     Substantially all oil sales in France were to Societe Nationale Elf Aquitaine, which is principally owned by the French government. All oil sales in Indonesia are sold to Pertamina, the Indonesian government oil company.


21.  SUBSEQUENT EVENTS (UNAUDITED)

     On July 26, 1994, the Export-Import Bank of the United States authorized a final commitment for a comprehensive guarantee of approximately $35 million for certain financing related to the Company's interest in initial field development of its Cusiana project in Colombia. The guarantee covers expenditures for oilfield equipment and other machinery manufactured in the United States for export to the Colombian project. The effective date for coverage is retroactive for purchases made since March 3, 1993.

     Effective July 19, 1994, the Company's wholly-owned subsidiary, Triton Colombia, purchased from BP Exploration Company (Colombia) Limited ("BP") and Total Exploratie En Produktie Maatschappij B.V. ("TOTAL") an undivided 1% and 11% interest, respectively, in the Association Contract for Sector Rio Chitamena for $9,800,000. Additional consideration of $1,100,000 is to be paid upon the occurrence of certain conditions, but not before January 3, 1995.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     On July 19, 1994, Triton Colombia, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the Santiago de las Atalayas ("SDLA"), Tauramena and Rio Chitamena Association Contract Areas. Under the plan, the parties have agreed to develop the Cusiana oil structure in a technically efficient and cooperative manner during the three consecutive periods of time represented by the successive expirations of the three association contract areas covering the extent of the Cusiana oil structure. During each period, petroleum produced from the unified area will be owned by the parties according to their respective undivided interests in each unexpired contract area based on the original barrels of oil equivalent in place under each contract area.

     On July 15, 1994, Triton Colombia executed a memorandum of understanding with Ecopetrol, BP, TOTAL, TransCanada PipeLines Colombia Limited and IPL Energy (Colombia) Ltd., regarding the proposed formation of a joint stock company to finance and own a pipeline and port facilities. This project is Cusiana and Cupiagua fields to the port of Covenas. The Company's equity participation under this agreement would be approximately 9.6%. Formation of the joint stock company is subject to numerous conditions, including negotiation and execution of definitive agreements and board approvals.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


22. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                      QUARTER
                                             --------------------------------------------------------
                                                 FIRST         SECOND          THIRD         FOURTH
                                             -----------    -----------     ----------    -----------
1994:
Sales and other operating revenues            $  22,565      $  13,407       $  9,599      $  10,522
Gross loss                                      (11,209)       (14,399)       (17,405)        (8,463)
Net earnings (loss)                              35,078        (11,237)       (19,985)       (13,197)
Net earnings (loss) per common share               1.01          (0.32)         (0.57)         (0.38)

1993:
Sales and other operating revenues            $  28,113      $  24,529      $  26,084      $  25,552
Gross profit (loss)                               3,432         (2,814)       (96,218)        (5,926)
Earnings (loss) before cumulative
  effect of accounting change                     1,134         (5,908)       (65,123)       (23,655)
Net earnings (loss)                               5,151         (5,908)       (65,123)       (23,655)
Earnings (loss) per common share:
  Before cumulative effect of
    accounting change                              0.03          (0.17)         (1.90)         (0.69)
  Net earnings (loss)                              0.15          (0.17)         (1.90)         (0.69)


     Gross profit (loss) consists of sales and other operating revenues less operating expenses, depreciation, depletion and amortization and writedowns pertaining to operating assets.

     In the fourth quarter of 1994, the Company recorded writedowns of $6,845,000, primarily resulting from application of the SEC ceiling limitation caused by a downward revision in the estimated reserves for France. The Company also recognized a gain of $1,500,000 on the sale of its investment in Aero.

     In the fourth quarter of 1993, the Company recorded a loss provision of $16,077,000 on the discontinued operations of the wholesale fuel segment. $3,920,000 was booked to additional paid-in capital, with the adoption of SFAS No. 109 due to the then pending sale of Triton Canada, the sale of certain domestic properties and anticipated income from Colombian operations.

23.  OIL AND GAS DATA

     The following tables provide additional information about the Company's oil and gas exploration and production activities. Equity affiliate amounts reflect only the Company's proportionate interest in Crusader.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     RESULTS OF OPERATIONS

     The results of operations for oil and gas producing activities, considering direct costs only, follow:


                                      UNITED                                                                              TOTAL
                                      STATES        CANADA        FRANCE      INDONESIA      COLOMBIA       OTHER       WORLDWIDE
                                    ----------    ----------   -----------   -----------    ----------   -----------   -----------
1994:
        Revenues                    $   4,700     $   5,961    $   17,252    $    7,186      $  5,911     $     229    $   41,239
        Costs:
          Production costs              2,436         2,919        10,347         6,413         4,230           281        26,626
          Depletion                     2,290         2,482         9,443         1,363           917           ---        16,495
          Writedown of assets             ---           ---        43,201           922           ---           251        44,374
          Income taxes                    ---           466           ---           ---            85           ---           551
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------

        Results of operations       $     (26)    $      94    $  (45,739)   $   (1,512)     $    679    $     (303)   $ (46,807)
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
1993:
        Revenues                    $  14,032     $  20,423    $   30,574    $   10,449      $  3,474    $      105    $   79,057
        Costs:
          Production costs              2,471        10,431        13,494         5,984         2,411            97        34,888
          Writedown of assets             879           ---        66,765         8,734           ---        14,793        91,171
          Income taxes                    ---         1,466           ---           ---           195           ---         1,661
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------

        Results of operations       $   4,095     $    (107)   $  (71,972)   $   (8,519)     $    324    $  (14,785)   $ (90,964)
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------

1992:
        Revenues                    $  13,423     $  21,042    $   37,515    $   12,146      $    ---    $      ---    $   84,126
        Costs:
          Production costs              2,857        11,874        15,034         4,501           ---           ---        34,266
          Depletion                     8,570         9,155        14,314         4,445           ---           ---        36,484
          Writedown of assets           2,169         6,824           ---        13,672           ---        13,113        35,778
          Income taxes                    558           ---         2,102           ---           ---           ---         2,660
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------

        Results of operations       $    (731)    $  (6,811)   $    6,065    $  (10,472)     $    ---    $  (13,113)   $  (25,062)
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------


     The Company's equity share of Crusader's results of operations for oil and gas producing activities follows:


                                                                  UNITED
                                    AUSTRALIA       CANADA        STATES         TOTAL
                                   -----------    ----------   -----------    ----------
May 31, 1994                         $  2,904      $    712     $  (1,270)     $  2,346
                                     ---------     ---------    ----------     ---------
                                     ---------     ---------    ----------     ---------

May 31, 1993                         $  3,771      $  1,259     $  (3,338)     $  1,692
                                     ---------     ---------    ----------     ---------

May 31, 1992                         $  2,856      $    352     $      71      $  3,279
                                     ---------     ---------    ----------     ---------
                                     ---------     ---------    ----------     ---------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     COSTS INCURRED AND CAPITALIZED COSTS

     The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:


                                           UNITED                                                MALAYSIA-               TOTAL
                                           STATES     CANADA     FRANCE    INDONESIA  COLOMBIA   THAILAND     OTHER    WORLDWIDE
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
1994:
      Costs incurred:
        Property acquisition             $     ---   $     94  $     ---   $    ---   $    ---   $    750   $    ---  $     844
        Exploration                            ---        260        205        ---     24,865      4,775     12,366     42,471
        Development                            300      2,022      3,575      1,050     29,833        ---        ---     36,780
      Depletion per equivalent
        barrel of production                  6.58       3.60       8.97       3.09       1.96        ---        ---       5.47

      Cost of properties at year-end:
        Unevaluated                      $  10,094   $    ---  $     212   $    ---   $ 47,833   $ 15,183   $ 23,847  $  97,169
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Evaluated                        $ 190,033   $    ---  $ 266,231   $ 47,677   $118,215   $    ---   $  7,715  $ 629,871
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Support equipment and
         facilities                      $     ---   $    ---  $     ---   $    ---   $ 45,688   $    ---   $    ---  $  45,688
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
      Accumulated depletion
        at year-end                      $ 176,450   $    ---  $ 243,084   $ 46,560   $  1,461   $    ---   $  7,715  $ 475,270
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

1993:
      Costs incurred:
        Property acquisition             $     ---   $    205  $     ---   $    ---   $    ---   $    ---   $  2,781  $   2,986
        Exploration                            ---      1,487      1,677        ---     27,115      2,431      3,647     36,357
        Development                            348      5,703      2,512      1,417     27,988        ---        ---     37,968
      Depletion per equivalent
        barrel of production                  6.81       3.24      15.19       7.93       2.48        ---        ---       7.22

      Cost of properties at year-end:
        Unevaluated                      $  10,514   $  1,321  $     164   $    ---   $ 33,460   $  9,658   $ 11,483  $  66,600
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Evaluated                        $ 202,874   $119,393  $ 264,004   $ 46,246   $ 77,890   $    ---   $ 15,589  $ 725,996
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

       Support equipment and
        facilities                       $     ---   $    ---  $     ---   $    ---   $ 24,983   $    ---   $    ---  $  24,983
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
      Accumulated depletion
        at year-end                      $ 174,419   $ 76,940  $ 190,440   $ 43,983   $    544   $    ---   $ 15,589  $ 501,915
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                           STATES     CANADA     FRANCE    INDONESIA  COLOMBIA   THAILAND     OTHER    WORLDWIDE
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
1992:
      Costs incurred:
        Property acquisition              $    ---  $     238  $     ---   $    ---   $    ---    $   ---   $  1,579  $   1,817
        Exploration                          1,191      3,287     11,184        ---     20,231      1,603     10,629     48,125
        Development                          2,767      1,158      9,683      7,090      9,224        ---        ---     29,922
      Depletion per equivalent
        barrel of production                  7.68       3.20       7.91       7.24        ---        ---        ---       5.70

      Cost of properties at year-end:
        Unevaluated                      $  10,605  $   1,907  $   9,511   $  2,428   $ 24,069    $ 6,950   $ 20,411  $  75,881
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------

        Evaluated                        $ 202,435  $ 118,199  $ 256,853   $ 42,342   $ 33,846    $   ---   $  4,626  $ 658,301
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------

      Accumulated depletion
        at year-end                      $ 166,950  $  72,390  $ 107,774   $ 30,951   $    ---    $   ---   $  4,626  $ 382,691
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------


     A summary of costs excluded from depletion at May 31, 1994 by year incurred follows:


                                                                                        1991
                                           TOTAL       1994       1993       1992     AND PRIOR
                                        ----------- ---------- ----------  --------- ----------
    Property acquisition                $    6,840  $     750  $   1,965   $    ---  $   4,125
    Exploration                             65,366     25,597     23,452      4,271     12,046
    Major development
    Capitalized interest                    24,963     16,863      5,545        945      1,610
                                        ----------- ---------- ----------  --------- ----------

        Total worldwide                 $  158,141  $  74,939  $  60,205   $  5,216  $  17,781
                                        ----------- ---------- ----------  --------- ----------
                                        ----------- ---------- ----------  --------- ----------


     The Company has significant property acquisition and exploration costs which have not been evaluated and are not currently subject to depletion. At this time the Company is unable to predict either the timing of the inclusion of those costs and the related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers. The major development project relates solely to Cusiana and is expected to be placed in service within one year.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     The Company's equity share of costs incurred by Crusader follows:


                                                                 UNITED
                                         AUSTRALIA    CANADA     STATES       OTHER     TOTAL
                                         ----------  ---------  ---------    ------- ----------
Cost of property acquisition,
  exploration and development:

      May 31, 1994                       $   2,955   $  1,099   $  1,687     $  ---  $   5,741
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1993                       $   1,631   $  1,153   $    807     $  ---  $   3,591
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1992                       $   3,740   $    680   $  4,110     $  118  $   8,648
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

Net capitalized costs:

      May 31, 1994                       $  27,001   $  4,395   $  3,750     $  ---  $  35,146
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1993                       $  26,336   $  4,374   $  2,846     $  ---  $  33,556
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1992                       $  30,851   $  3,984   $  6,337     $  430  $  41,602
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)

     OIL AND GAS RESERVE DATA (UNAUDITED)

     The following tables present the Company's estimates of its proved oil and gas reserves. These estimates were prepared by the Company's independent and internal petroleum reservoir engineers. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. Oil reserves are stated in thousands of barrels and gas reserves are stated in millions of cubic feet. The largest portion of the Company's reserves relate to the SDLA and Tauramena contract areas in Colombia. The Company had a 20% and 50% interest in the reserves of SDLA and Tauramena, respectively, for 1992 and 1991. The reserves for 1994 and 1993 reflect the equalization of these interests to 24% and Ecopetrol's decision to exercise its contractual right to acquire 50% of the working interest through the declaration of commerciality. The Company consequently has a 9.6% working interest in these areas after 20% governmental royalties.


                                        UNITED STATES         CANADA        FRANCE   INDONESIA     COLOMBIA        ARGENTINA
                                       ----------------  ----------------  --------   -------   ---------------    --------
                                         OIL     GAS       OIL     GAS        OIL       OIL       OIL     GAS        OIL
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
Proved developed and
  undeveloped reserves:
    As of May 31, 1991                  2,405   22,072    2,035   99,046    28,352     3,660    13,952  84,110        ---
    Revisions                             449   (1,148)     104   (6,170)   (2,414)   (1,322)      --- (84,110)       ---
    Extensions and discoveries            ---      ---      130    2,747       ---       ---    15,284   1,530        ---
    Production                           (421)  (4,172)    (251) (15,675)   (1,809)     (614)      ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1992                  2,289   16,595    2,018   79,948    24,129     1,724    29,236   1,530        ---
    Revisions                              57    8,271      197    6,332   (14,574)     (237)    5,398  14,720          6
    Purchases of minerals in place        ---      ---      ---      ---       101       ---       ---     ---        ---
    Extensions and discoveries              3      104      750    6,498       ---       ---    51,801     ---        ---
    Production                           (397)  (3,421)    (279) (14,329)   (1,467)     (536)     (219)    ---         (6)
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1993                  1,952   21,549    2,686   78,449     8,189       951    86,216  16,250        ---
    Revisions                              23   (1,644)     ---      ---    (2,177)      165     3,682     ---         18
    Sales                              (1,171) (11,426)  (2,584) (74,928)     (502)      ---       ---     ---        ---
    Extensions and discoveries            ---      ---      ---      ---       ---       ---     3,173     ---        ---
    Production                           (156)  (1,150)    (102)  (3,521)   (1,053)     (441)     (467)    ---        (18)
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1994                    648    7,329      ---      ---     4,457       675    92,604  16,250        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

Proved developed reserves at:
    1992                                2,138   16,396    2,018   79,948     7,468     1,724       ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
    1993                                1,945   21,540    2,516   78,449     8,189       951       ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
    1994                                  648    7,329      ---      ---     4,457       675     1,237     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------


                                        TOTAL WORLDWIDE
                                       ----------------
                                         OIL      GAS
                                       ------- --------
Proved developed and
  undeveloped reserves:
    As of May 31, 1991                 50,404  205,228
    Revisions                          (3,183) (91,428)
    Sales                                (144)    (157)
    Extensions and discoveries         15,414    4,277
    Production                         (3,095) (19,847)
                                       ------- --------

    As of May 31, 1992                 59,396   98,073
    Revisions                          (9,153)  29,323
    Purchases of minerals in place        101      ---
    Extensions and discoveries         52,554    6,602
    Production                         (2,904) (17,750)
                                       ------- --------

    As of May 31, 1993                 99,994  116,248
    Revisions                           1,711   (1,644)
    Sales                              (4,257) (86,354)
    Extensions and discoveries          3,173      ---
    Production                         (2,237)  (4,671)
                                       ------- --------

    As of May 31, 1994                 98,384   23,579
                                       ------- --------
                                       ------- --------

Proved developed reserves at:
    1992                               13,348   96,344
                                       ------- --------
                                       ------- --------
    1993                               13,601   99,989
                                       ------- --------
                                       ------- --------
    1994                                7,017    7,329
                                       ------- --------
                                       ------- --------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     The Company's proportional equity interest in Crusader's estimated proved developed and undeveloped oil and gas reserves at May 31 follows:


                       AUSTRALIA            CANADA           UNITED STATES          TOTAL
                     OIL       GAS       OIL       GAS       OIL       GAS       OIL      GAS
                   -------  --------   -------  --------  --------   -------   -------  --------

1992                1,464    43,923     1,069     2,766       115       308     2,648    46,997
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------

1993                2,803    39,646     1,108     2,615        83       167     3,994    42,428
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------

1994                2,574    40,174       963     2,790        48       122     3,585    43,086
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH INFLOWS AND CHANGES THEREIN (UNAUDITED)

     The following table presents a standardized measure of discounted future net cash inflows relating to proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair value of the Company's oil and gas reserves.


                                                UNITED                                                         TOTAL
                                                STATES       CANADA     FRANCE    INDONESIA    COLOMBIA      WORLDWIDE
                                              ----------     -------  ----------  ---------- ------------- -------------
1994:
      Future cash inflows                     $  23,562      $  ---   $  76,755   $  10,278  $  1,591,448  $  1,702,043
      Future production and
        development costs                         1,945         ---      44,603       7,575       474,382       528,505
      Future net cash inflows before
        income taxes                          $  21,617      $  ---   $  32,152   $   2,703  $  1,117,066  $  1,173,538
                                              ----------     -------  ----------  ---------- ------------- -------------
                                              ----------     -------  ----------  ---------- ------------- -------------
      Future net cash inflows before
        income taxes discounted at 10%
        per annum                             $  14,008      $  ---   $  23,147   $   2,570  $    506,022  $    545,747
      Future income taxes discounted at
        10% per annum                               ---         ---         ---         ---       150,537       150,537
                                              ----------     -------  ----------  ---------- ------------- -------------
      Standardized measure of discounted
        future net cash inflows               $  14,008      $  ---   $  23,147   $   2,570  $    355,485  $    395,210
                                              ----------     -------  ----------  ---------- ------------- -------------
                                              ----------     -------  ----------  ---------- ------------- -------------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                UNITED                                                              TOTAL
                                                STATES      CANADA       FRANCE      INDONESIA     COLOMBIA       WORLDWIDE
                                              ----------  -----------  -----------   ---------   ------------   -------------
1993:
      Future cash inflows                     $  70,347   $  162,208   $  163,367    $  18,095   $  1,608,471   $  2,022,488
      Future production and
        development costs                        10,575       85,035       79,593       13,926        498,032        687,161
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Future net cash inflows before
        income taxes                          $  59,772   $   77,173   $   83,774    $   4,169   $  1,110,439   $  1,335,327
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

      Future net cash inflows before
        income taxes discounted at 10%
      Future income taxes discounted at
        10% per annum                               ---        7,801          ---          ---        149,033        156,834
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Standardized measure of discounted
        future net cash inflows               $  38,693   $   48,521   $   54,594    $   3,630   $    306,044   $    451,482
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

1992:
      Future cash inflows                     $  63,978   $  146,211   $  527,701    $  30,492   $    581,806   $  1,350,188
      Future production and
        development costs                        12,237       82,247      236,150       17,049        347,588        695,271
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Future net cash inflows before
        income taxes                          $  51,741   $   63,964   $  291,551    $  13,443   $    234,218   $    654,917
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                             $  35,485   $   45,489   $  160,581    $  11,560   $     64,969   $    318,084
      Future income taxes discounted at
        10% per annum                               ---        2,921       33,576          ---         19,208         55,705
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Standardized measure of discounted
        future net cash inflows               $  35,485   $   42,568   $  127,005    $  11,560   $     45,761   $    262,379
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------


     The Company's proportional equity interest in Crusader's standardized measure of discounted future net cash inflows follows:


                                                                          UNITED
                                              AUSTRALIA      CANADA       STATES       TOTAL
                                              ----------    ---------    ---------   ----------
 1994                                         $  35,306     $  3,997     $    526    $  39,829
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------

 1993                                         $  35,939     $  6,016     $  1,175    $  43,130
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------

 1992                                         $  31,549     $  4,964     $  1,701    $  38,214
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     Changes in the standardized measure of discounted future net cash inflows follow:


                                                                              MAY 31,
                                                            -----------------------------------------
                                                               1994           1993           1992
                                                            -----------    -----------    -----------
Total worldwide, excluding equity share:
  Beginning of year                                         $  451,482     $  262,379     $  281,664
  Extensions, discoveries and improved recovery                 16,521        276,834         35,959
  Sales, net of production costs                               (14,613)       (44,169)       (49,860)
  Net change in prices and production costs                    (62,628)        (4,958)        91,844
  Purchases of reserves                                            ---            674            ---
  Sales of reserves                                            (83,462)           ---           (936)
  Revisions of quantity estimates                                  879        (58,019)      (111,575)
  Accretion of discount                                         60,831         31,809         34,617
  Development costs incurred                                    36,780         37,968         29,922
  Change in future development costs                           (48,080)        19,228        (53,767)
  Changes in production rates and other                         31,203         30,865         (4,284)
                                                            -----------    -----------    -----------

  End of year                                               $  395,210     $  451,482     $  262,379
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------


     At May 31, 1994, 1993 and 1992, nil, $33,426,000 and $61,364,000,
     respectively, of the consolidated standardized measure of discounted future net cash inflows was attributable to minority interests in consolidated
     subsidiaries.   The Company's weighted average oil price per barrel during
     1994 and at May 31, 1994 was $15.38 and $16.64, respectively.

                                                                     SCHEDULE II

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                               BALANCE AT                       DEDUCTIONS -      BALANCE AT
                                              BEGINNING OF                         AMOUNTS      END OF PERIOD -
                NAME OF DEBTOR                   PERIOD         ADDITIONS         COLLECTED       NOT CURRENT
                --------------                ------------      ----------      ------------    ---------------
Year ended May 31, 1992:
     William I. Lee                            $  1,666         $    ---         $    ---         $  1,666
     Charles B. Crowell                             418              ---              338               80
     Robert W. Puetz                                417              ---              364               53
     John P. Tatum                                  477              ---              424               53
     J. J. Ciavarra, Jr.                            313              ---              253               60
     G. T. Graves, III                              315              ---              275               40
     Michael P. McInerney                           313              ---              273               40
     Gordon M. Smart                                313              ---              273               40
     David E. Gore                                  161              ---               94               67
     Herbert L. Brewer                              422              ---              422              ---

Year ended May 31, 1993:
     William I. Lee                            $  1,666         $    ---         $    ---         $  1,666
     Charles B. Crowell                              80              ---              ---               80
     Robert W. Puetz                                 53              ---               26               27
     John P. Tatum                                   53              ---              ---               53
     J. J. Ciavarra, Jr.                             60              ---               40               20
     G. T. Graves, III                               40              ---               20               20
     Michael P. McInerney                            40              ---               20               20
     Gordon M. Smart                                 40              ---               20               20
     David E. Gore                                   67              ---               67              ---

Year ended May 31, 1994:
     William I. Lee                            $  1,666         $    ---         $  1,666         $    ---
     Charles B. Crowell                              80              ---               80              ---
     Robert W. Puetz                                 27              ---               27              ---
     John P. Tatum                                   53            1,257              ---            1,310
     J. J. Ciavarra, Jr.                             20              ---               20              ---
     G. T. Graves, III                               20              ---              ---               20
     Michael P. McInerney                            20              ---               20              ---
     Gordon M. Smart                                 20              ---               20              ---
     Thomas G. Finck                                ---            1,508              ---            1,508
     Robert B. Holland, III                         ---            1,005              ---            1,005
     Peter Rugg                                     ---            1,005              ---            1,005
     Al E. Turner                                   ---              754              ---              754
     Nick De'Ath                                    ---              754              ---              754


____________________
Note - The Company has a convertible debenture plan under which key management personnel, consultants and other persons providing service to the Company may purchase debentures that are convertible into shares of the Company's common stock. The participants in the plan purchased the debentures by delivery of promissory notes to the Company. Such promissory notes are listed above. The promissory notes are secured by the debentures which from date of issuance or termination of employment and require annual interest payments equal to prime plus 1/8%.


                                                                      SCHEDULE V

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                             BALANCE AT                                                     BALANCE
                                              BEGINNING      ADDITIONS     RETIREMENTS       OTHER         AT CLOSE
             CLASSIFICATIONS                   OF YEAR        AT COST       OR SALES        CHANGES         OF YEAR
            ------------------               -----------    -----------    ------------   -----------    ------------
Year ended May 31, 1992:
   Oil and gas properties                    $  675,914     $   79,864     $    14,690    $   (6,906)    $   734,182
   Gas gathering and trans-
     mission facilities                          12,321            ---           9,403           ---           2,918
   Other                                         55,580          5,750           1,709          (119)         59,502
                                             -----------    -----------    ------------   -----------    ------------
                                             $  743,815     $   85,614     $    25,802    $   (7,025)    $   796,602
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------

Year ended May 31, 1993:
   Oil and gas properties                    $  734,182     $  102,294     $    11,891    $   (7,006)    $   817,579
   Gas gathering and trans-
     mission facilities                           2,918            ---           2,647           ---             271
   Other                                         59,502         11,779           6,288       (27,550)         37,443
                                             -----------    -----------    ------------   -----------    ------------
                                             $  796,602     $  114,073     $    20,826    $  (34,556)    $   855,293
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------

Year ended May 31, 1994:
   Gas gathering and trans-
     mission facilities                             271            ---             271           ---             ---
   Other                                         37,443          3,385          16,249          (185)         24,394
                                             -----------    -----------    ------------   -----------    ------------
                                             $  855,293     $  104,185     $   158,772    $   (3,584)    $   797,122
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------


____________________
Note - Other changes principally represent the effects of foreign translation adjustments and asset transfers. Other in 1993 is principally the effect of discontinued operations.


                                                                     SCHEDULE VI

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                     ACCUMULATED DEPRECIATION AND DEPLETION
                            OF PROPERTY AND EQUIPMENT
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                   BALANCE AT      ADDITIONS                                     BALANCE
                                    BEGINNING     CHARGED TO     RETIREMENTS       OTHER        AT CLOSE
     CLASSIFICATIONS                 OF YEAR       EARNINGS       OR SALES        CHANGES        OF YEAR
     ---------------               -----------    -----------    -----------    -----------    -----------
Year ended May 31, 1992:
   Oil and gas properties          $  325,205     $   72,262      $  11,090     $   (3,686)    $  382,691
   Gas gathering and trans-
     mission facilities                 9,740          1,071          8,406            ---          2,405
   Other                               17,008          9,753          1,152            (82)        25,527
                                   -----------    -----------     ----------    -----------    -----------
                                   $  351,953     $   83,086      $  20,648     $   (3,768)    $  410,623
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------

Year ended May 31, 1993:
   Oil and gas properties          $  382,691     $  133,472      $   9,961     $   (4,287)    $  501,915
   Gas gathering and trans-
   Other                               25,527          9,396          1,797        (10,034)        23,092
                                   -----------    -----------     ----------    -----------    -----------
                                   $  410,623     $  143,027      $  14,187     $  (14,321)    $  525,142
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------

Year ended May 31, 1994:
   Oil and gas properties          $  501,915     $   60,869      $  85,676     $   (1,838)    $  475,270
   Gas gathering and trans-
     mission facilities                   135             14            149            ---            ---
   Other                               23,092          2,483         12,158            (63)        13,354
                                   -----------    -----------     ----------    -----------    -----------
                                   $  525,142     $   63,366      $  97,983     $   (1,901)    $  488,624
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------


____________________
Note - Other changes principally represent the effects of foreign translation adjustments and asset transfers. Other in 1993 is principally the effect of discontinued operations.


                                                                   SCHEDULE VIII

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                                                   ADDITIONS
                                                            --------------------------
                                             BALANCE AT                     CHARGED TO                     BALANCE
                                              BEGINNING     CHARGED TO         OTHER                      AT CLOSE
     CLASSIFICATIONS                           OF YEAR       EARNINGS        ACCOUNTS      DEDUCTIONS      OF YEAR
                                             -----------    -----------     ----------     ----------    -----------
Year ended May 31, 1992 -
  Allowance for doubtful
     receivables                              $   2,632      $   2,648        $    14      $    (516)     $   4,778
                                              ----------     ----------       --------     ----------     ----------

Year ended May 31, 1993 -
  Allowance for doubtful
     receivables                              $   4,778      $     964        $   ---      $  (4,580)     $   1,162
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

  Allowance for deferred
     tax asset                                $     ---      $  72,826        $   ---      $     ---      $  72,826
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

Year ended May 31, 1994 -
  Allowance for doubtful
     receivables, excluding
     discontinued operations                  $   1,162      $    (149)       $     4      $    (144)     $     873
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

  Allowance for deferred
     tax asset                                $  72,826      $   1,027        $   ---      $     ---      $  73,853
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------


___________________
Note - Allowance for doubtful receivable deductions are primarily discontinued operations in 1993 and write-off of doubtful receivables in 1994 and 1992.


                                                                     SCHEDULE IX

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                         THREE YEARS ENDED MAY 31, 1994
                       (IN THOUSANDS, EXCEPT PERCENTAGES)


                                                                MAXIMUM       AVERAGE       WEIGHTED
                                                  WEIGHTED       AMOUNT        AMOUNT       AVERAGE
                                    BALANCE AT     AVERAGE     OUTSTANDING   OUTSTANDING  INTEREST RATE
                                      END OF      INTEREST       DURING      DURING THE    DURING THE
        CATEGORY                      PERIOD        RATE        THE YEAR      YEAR (1)      YEAR (2)
        --------                   -----------   ----------    -----------   -----------  -------------

Year ended May 31, 1992 -
  Notes payable to banks (3)        $  15,931         7.16%     $  32,595     $  18,511         8.17%
                                    ---------    ----------     ---------     ---------    ----------
                                    ---------    ----------     ---------     ---------    ----------

Year ended May 31, 1993 -
  Notes payable to banks (3)        $   3,280         6.50%     $   5,981     $   4,089         6.54%
                                    ---------    ----------     ---------     ---------    ----------
                                    ---------    ----------     ---------     ---------    ----------

Year ended May 31, 1994 -
  Notes payable to banks (3)        $   1,640         7.25%     $   3,280     $   2,323         6.60%
                                    ---------    ----------     ---------     ---------    ----------
                                    ---------    ----------     ---------     ---------    ----------


____________________
(1)  Sum of balances outstanding at month-end divided by 12 months.

(2) Sum of interest rate times days outstanding divided by total days outstanding.

(3) The notes payable to banks bear interest at rates of prime plus 1/2% to plus 1% and are secured by aircraft for 1994, 1993 and 1992 and by fuel inventory, accounts receivable from fuel sales and other property and equipment for 1992.


                                                                      SCHEDULE X

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                SUPPLEMENTAL STATEMENTS OF OPERATIONS INFORMATION
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                                 1994           1993           1992
                                               ---------      ---------     ----------
Taxes, other than on income:
   Gross production                            $  3,165       $  5,533      $   7,465
   State franchise and other                      2,542          3,515          2,911
                                               ---------      ---------     ----------
                                               $  5,707       $  9,048      $  10,376
                                               ---------      ---------     ----------
                                               ---------      ---------     ----------


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 Crusader Limited

We have audited the consolidated financial statements of Crusader Limited and 1(a), have been prepared on the basis of accounting principles accepted in the United States by restating the primary consolidated financial statements of Crusader Limited which are denominated in Australian dollars and prepared in accordance with Australian Accounting Standards. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Crusader Limited and subsidiaries for the year ended May 31, 1992, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                  KPMG PEAT MARWICK


Brisbane, Australia
August 14, 1992

                        CRUSADER LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                             YEAR ENDED MAY 31, 1992
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Revenue:
   Sales and other operating revenues                        $  78,825
   Interest                                                      7,678
   Other income                                                    583
                                                             ----------
                                                                87,086
                                                             ----------
 Costs and expenses:
   Operating                                                    54,390
   General and administrative                                   12,020
   Writedown of assets                                           9,876
   Foreign exchange gain                                          (739)
   Interest                                                      5,433
                                                             ----------
                                                                96,587
                                                             ----------

                                                                (9,501)
 Gain on disposal of investment securities (note 2)              8,698
                                                             ----------

       Loss before income taxes and minority interest             (803)
 Income taxes (note 3)                                           6,276
                                                             ----------

                                                                (7,079)
 Minority interest in loss of subsidiaries                       9,524
                                                             ----------

       Net earnings                                          $   2,445
                                                             ----------
                                                             ----------

 Net earnings per common share                               $    0.03
                                                             ----------
                                                             ----------


          See accompanying notes to consolidated financial statements.

                        CRUSADER LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             YEAR ENDED MAY 31, 1992
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   TOTAL
                                             COMMON STOCK           ADDITIONAL                   CURRENCY         TOTAL
                                        ------------------------      PAID-IN       RETAINED    TRANSLATION   SHAREHOLDERS'
                                           SHARE         AMOUNT       CAPITAL       EARNINGS    ADJUSTMENTS      EQUITY
                                        -----------    ----------  ------------    ----------   -----------   -------------
Balance at May 31, 1991                 94,509,180     $  18,616     $  14,617     $  57,696    $  (11,130)    $  79,799
Net earnings                                   ---           ---           ---         2,445           ---         2,445
Convertible subordinated unsecured
  notes converted to common stock              643           ---           ---           ---           ---           ---
Foreign currency translation
  adjustment                                   ---           ---           ---           ---            18            18
                                        -----------    ----------    ----------    ----------   -----------    ----------

Balance at May 31, 1992                 94,509,823     $  18,616     $  14,617     $  58,334    $  (11,112)    $  80,445
                                        -----------    ----------    ----------    ----------   -----------    ----------
                                        -----------    ----------    ----------    ----------   -----------    ----------


          See accompanying notes to consolidated financial statements.

                        CRUSADER LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


Cash flows from operating activities:
  Net earnings                                                                              $  2,445
  Adjustments to reconcile net earnings to net cash flow from operating activities:
    Depreciation and depletion                                                                15,607
    Writedown of assets                                                                        9,876
    Receivables                                                                              (11,378)
    Inventories                                                                                1,897
    Prepaid expenses and other current assets                                                    349
    Deferred revenue                                                                          24,122
    Accounts payable and accrued liabilities                                                   2,872
    Income tax payable                                                                         9,250
    Deferred income tax                                                                       (7,289)
    Gain on disposal of investment securities                                                 (8,698)
    Foreign exchange transaction gain                                                           (739)
    Minority interest in loss of subsidiary                                                   (9,524)
                                                                                            ---------

      Net cash provided by operating activities                                               28,790

Cash flows from investing activities:
  Purchases of property and equipment                                                        (37,420)
  Proceeds from disposal of property and equipment                                               497
  Proceeds from disposal of investment securities                                             14,084
  Loan to Triton Energy Corporation                                                            3,500
  Other assets                                                                                  (137)
                                                                                            ---------

      Net cash used in investing activities                                                  (19,476)
                                                                                            ---------

Cash flows from financing activities:
  Short-term borrowings, net                                                                  (1,257)
  Proceeds from long-term debt                                                                17,138
  Payments on long-term debt                                                                 (13,278)
  Other liabilities                                                                              (54)
  Dividends paid                                                                              (1,807)
                                                                                            ---------

     Net cash provided by financing activities                                                   742
                                                                                            ---------

Effects of exchange rate changes on cash                                                       3,418
                                                                                            ---------

Net increase in cash                                                                          13,474
Cash and equivalents at beginning of year                                                     30,381
                                                                                            ---------

Cash and equivalents at end of year                                                         $ 43,855
                                                                                            ---------
                                                                                            ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                                    $  5,374
                                                                                            ---------
                                                                                            ---------

                                                                                            ---------
                                                                                            ---------


          See accompanying notes to consolidated financial statements.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF PRESENTATION AND CONSOLIDATION

     Crusader Limited is incorporated in Queensland, Australia. The primary consolidated financial statements of Crusader Limited and its subsidiaries (the "Company") are denominated in Australian dollars and prepared in accordance with Australian Accounting Standards.

     The accompanying consolidated financial statements reflect the result of restating the primary consolidated financial statements of the Company into United States dollars and in accordance with United States generally accepted accounting principles for inclusion as supplementary information in the Form 10-K of Triton Energy Corporation ("Triton") which at May 31, 1992 owned approximately 49.9% of the issued common stock of the Company.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out or average) or market value.

     (c)  PROPERTY AND EQUIPMENT

     The Company follows the full cost method of accounting for costs of exploration and development of oil and gas reserves, whereby all productive and nonproductive costs, including costs applicable to internal technical personnel directly associated with these efforts, are capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted on the unit-of-production method based on total proved reserves applicable to each country. Gain or loss is recognized only on sale of oil and gas properties involving significant reserves.

     Costs related to acquisition, holding and initial exploration of areas in which proved reserves have not been established are capitalized and periodically evaluated for possible impairment.

     Costs related to exploration and development of hardrock mineral properties are capitalized in respect of each separate area of interest until such time as a discovery is made or the area is abandoned. Exploration and development expenditures which are not expected to be recovered from future production or those associated with abandoned properties are charged to producing areas are amortized on the units-of-production method based on total reserves applicable to the area.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Restoration work is carried out progressively during the course of mining. Provision is made over the life of the mine for the cost of finally restoring distributed areas after mining is completed.

     Substantially all depreciation of other property is provided at rates based on the estimated useful lives of the property.

     The Company capitalizes interest on qualifying assets, principally coal briquetting plant and unevaluated oil and gas properties. Interest capitalized was $2,161,000 in 1992.

     The coal briquetting plant was constructed during fiscal 1992 and will commence commercial production during fiscal 1993.

     Repairs and maintenance are expensed as incurred and renewals and betterments are capitalized.

     (d)  FOREIGN CURRENCY TRANSLATION

     The Company's primary financial statements have been translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Exchange adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from translations of financial statements are reflected as a separate component of shareholders' equity. Local currencies are used as the functional currencies.

     (e)  INCOME TAXES

     Deferred income taxes are provided for the tax effect of timing differences in the recognition of revenue and expense for income tax and financial accounting purposes.

     In February 1992, the Financial Accounting Standards Board issued SFAS
     No. 109, "Accounting for Income Taxes," which will require the Company to change its method of accounting for income taxes. The Company currently accounts for income taxes under APB 11, having elected not to adopt SFAS No. 96 prior to its required effective date. SFAS No. 109 will change the Company's method of accounting for income taxes from the deferred method required by APB 11 to the asset and liability method. The Company is currently required to adopt the provisions on either a prospective or retroactive basis during its fiscal year ending May 31, 1994. The Company has not yet determined the effects of adopting the new statement, nor whether the statement will be prospectively or retroactively applied.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (f)  EARNINGS PER COMMON SHARE

     average shares outstanding. Shares issuable upon conversion of the convertible notes issued during 1989 are excluded from the computation as the effect is antidilutive.

     (g)  STATEMENT OF CASH FLOWS

     The Company generally considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


     2. INVESTMENTS

     INVESTMENT IN TRITON ENERGY CORPORATION

     At May 31, 1992, the Company owned approximately 4% of Triton's common stock. The Company's investment in Triton, using the cost method, was $14,632,000 at May 31, 1992. During 1989, a subsidiary of the Company advanced to Triton from surplus U.S. dollar funds an amount of $7,000,000, bearing interest at 12.5%, and repayable in four equal installments commencing February 1990. The unpaid balance of the advances was nil and $3,500,000 at May 31, 1992 and 1991, respectively. Triton also performs administrative services on behalf of the Company. Fees for these services amounted to $585,000 in 1992.

     In February and May, 1992, the Company sold 400,647 shares of Triton common stock for $14,084,000, resulting in a gain of $8,698,000.

     INVESTMENT IN AUSTRALIAN  HYDROCARBONS N.L. ("AHY")

     At May 31, 1992 the Company owned approximately 49% of AHY, a company which operates in the oil and gas industry in Australia and the United States.
     As a result of the ownership and majority representation on the AHY Board of Directors, the Company began consolidating its interest in AHY during 1991. The results of AHY's operations are not material to the Company's consolidated financial statements.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3. INCOME TAXES

     The components of income tax expense consisted of the following for the year ended May 31, 1992 (in thousands):


                       Current                   $  13,565
                       Deferred                     (7,289)
                                                 ----------

                                                 $   6,276
                                                 ----------
                                                 ----------


     A reconciliation of the differences between the amounts computed by applying the Australian federal statutory tax rate of 39% to loss before income taxes and minority interest and the actual income taxes for the year ended May 31, 1992 follows (in thousands):


Computed "expected" tax benefit                               $   (313)
   Nontaxable gain on disposals of assets                       (3,162)
   Operating losses, no tax benefit recognized                   7,574
   Capital allowance                                              (261)
   Nonallowed depletion and abandonments                         1,931
   Variance of tax rates                                            56
   All other, net                                                  451
                                                              ---------
                                                              $  6,276
                                                              ---------
                                                              ---------


     Deferred taxes arose primarily due to deferred income for financial statement purposes and variations in the Company's capitalization policies concerning exploration expenditures and related depletion for income tax and financial reporting purposes.


     4. RETIREMENT PLANS

     The Company contributes to a defined benefit retirement plan administered by a Board of Trustees, covering substantially all employees. Contributions and benefits are actuarially determined. A subsidiary of the Company also contributes to a defined contribution retirement plan, administered by a Board of Trustees, covering substantially all its employees. Another subsidiary contributes to a deferred profit sharing plan administered by a Board of Trustees covering substantially all of its employees. Total plan contributions were $511,000 in 1992.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 5.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities, motor vehicles and plant with minimum average annual rentals of approximately $633,000 under terms of various leases expiring from 1992 through 1996.

     The Company has an interest in the Cooper Basin Gas and Liquids Unit of South Australia. The owners' participation factors in production, capital investment and certain operating expenses are periodically reviewed in relation to each party's interest in the reserves of the unit. In fiscal 1990, the Company recorded adjustments to reflect a downward adjustment of its interest in the unit, to approximately 6% which was retroactive to January 1, 1987. The 6% interest has been utilized in the financial statements for 1992.

     On June 18, 1991, the Supreme Court of South Australia decided that this January 1, 1987 review and adjustment was invalid. The effect of this decision is that the January 1, 1987 review and adjustment will be redone and meanwhile each party will be restored to their pre-January 1, 1987 retroactive to January 1, 1989 and January 1, 1991, have been suspended pending the outcome of the January 1, 1987 review and adjustment.

     As a result of the above, net revenue totaling $23,750,000 has been deferred for the period January 1, 1987 to May 31, 1992.

     The Company is presently undergoing an audit by the Australian Taxation Office ("ATO") in respect of the 1989 and 1990 fiscal years as part of the ATO's program to audit all major Australian public companies. Discussions are continuing between the Company, its advisors and the ATO, particularly in respect of submissions made by the ATO regarding interest on certain intercompany offshore loans.

     The outcome of the audit is uncertain at this point in time and the Company is presently unable to estimate the likely amount of any additional or penalty taxes that may be assessed to the Company. Any such taxes will be vigorously disputed by the Company. Although the outcome of this matter cannot presently be determined, the Company does not believe that it would be material to its financial condition.


6.   FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

     Financial instruments that are potentially subject to concentration of credit risk consist principally of cash equivalents and receivables. Cash equivalents consist of high credit quality financial instruments. At May 31, 1992, no receivable from any customer exceeded 5% of shareholders' equity and, except for two purchasers of the Company's gas production in Australia and two purchasers of the Company's coal production, no customer accounted for more than 5% of sales and other operating revenues in 1992. See note 7 regarding concentration of receivables by business segment and geographic area at May 31, 1992.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT DATA

     The Company is engaged principally in oil and gas exploration and production, coal mining, coal processing and gas processing. Segment data follows for 1992 (thousands of dollars):


                                               OIL AND          COAL           COAL           GAS
                                                 GAS           MINING       PROCESSING     PROCESSING    CONSOLIDATED
                                              ----------     ----------     ----------     ----------    -----------
Sales                                         $  39,431      $  34,354       $  2,042       $  2,998      $  78,825
                                              ----------     ----------      ---------      ---------     ----------
Operating profit (loss)                       $   2,186      $ (11,537)      $ (3,631)      $    (86)     $ (13,068)
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Gain on disposal of
  investment securities                                                                                       8,698
Interest and other income                                                                                     9,000
Interest expense                                                                                             (5,433)
                                                                                                          ----------
  Loss before income
   taxes and minority interest                                                                            $    (803)
                                                                                                          ----------
                                                                                                          ----------

Receivables                                   $   5,206      $   3,178       $    849       $    ---      $   9,233
                                              ----------     ----------      ---------      ---------     ----------
                                              ----------     ----------      ---------      ---------     ----------

Identifiable assets                           $ 141,687      $  33,138       $ 18,045       $ 11,158      $ 204,028
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Corporate assets and investments                                                                             35,326
                                                                                                          ----------

  Total assets at end of year                                                                             $ 239,354
                                                                                                          ----------
                                                                                                          ----------

Depreciation and depletion                    $  12,129      $   1,448       $    276       $  1,366      $  15,219
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

                                                                                                          ----------

                                                                                                          $  15,607
                                                                                                          ----------
                                                                                                          ----------

Capital expenditures                          $  17,344      $   1,261       $ 16,717       $    136      $  35,458
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Corporate capital expenditures                                                                                1,962
                                                                                                          ----------

                                                                                                          $  37,420
                                                                                                          ----------
                                                                                                          ----------


                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Contracts with two unaffiliated customers accounted for approximately $8,829,000 and $6,484,000 in 1992 of gas sales in Australia. Most of the Company's coal production is exported to Japan and Europe under short-term contracts. Two unaffiliated customers, accounted for sales of approximately $9,214,000 and $8,826,000 in 1992.

     Geographical segment information follows for 1992 (thousands of dollars):


                                                                         SOUTH
                                                          UNITED         EAST
                               AUSTRALIA      CANADA      STATES         ASIA        EUROPE    CONSOLIDATED
                              -----------    --------    ---------    ---------     --------   ------------
Sales                          $  46,479     $ 10,120    $   4,266    $  15,918     $  2,042    $  78,825
Operating profit (loss)           (7,551)       1,514         (681)      (2,719)      (3,631)     (13,068)
Identifiable assets              118,929       21,320       25,042       20,692       18,045      204,028


     Other is grouped with Australia in all years.

     subsidiaries which conducted its coal operations in South East Asia for $5,160,000 in cash. The cash proceeds are to be used to improve working capital. The loss resulting from this sale of $3,135,000 has been reflected in the writedown of unevaluated coal properties in the year ended May 31, 1992.

     Writedown of assets for the year ended May 31, 1992 included $2,353,000 relating to proved coal properties and plant, $4,020,000 relating to unevaluated coal properties and $3,503,000 relating to other property and equipment.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   OIL AND GAS DATA

     The following tables provide additional information about the Company's oil and gas exploration and production activities for 1992:

     RESULTS OF OPERATIONS

     The results of operations considering direct costs only for oil and gas producing activities follow (thousands of dollars):


                                                                               UNITED        TOTAL
                                              AUSTRALIA         CANADA         STATES      WORLDWIDE
                                             -----------       --------       --------    -----------
Revenue                                        $ 28,043        $ 7,122        $ 4,266       $ 39,431
Costs:
    Production costs                             10,463          2,940            991         14,394
    Depletion expense                             7,911          1,160          3,058         12,129
    Income taxes                                  3,941          2,316             74          6,331
                                               ---------       --------       --------      ---------

Results of operations                          $  5,728        $   706        $   143       $  6,577
                                               ---------       --------       --------      ---------
                                               ---------       --------       --------      ---------


     COSTS INCURRED AND CAPITALIZED COSTS

     The total costs incurred in oil and gas property acquisition, exploration and development activities and related capitalized costs follow (thousands of dollars, except per barrel data):


                                                                              UNITED                       TOTAL
                                              AUSTRALIA        CANADA         STATES          OTHER*      WORLDWIDE
                                             -----------      ---------      ---------      ---------    -----------
Costs incurred:
    Property acquisition                      $     ---       $    ---       $  5,000         $  ---      $   5,000
    Exploration                                     875            189            867            237          2,168
    Development                                   5,730          1,070          1,696            ---          8,496
    Interest capitalized                            895            105            680            ---          1,680
    Depletion per equivalent barrel
      of production                           $    3.63       $   2.60       $  12.28         $  ---      $    4.22
                                              ----------      ---------      ---------        -------     ----------
                                              ----------      ---------      ---------        -------     ----------
Cost of properties being depleted
  at year-end                                 $ 127,196       $ 12,101       $  8,800         $  ---      $ 148,097
                                              ----------      ---------      ---------        -------     ----------
                                              ----------      ---------      ---------        -------     ----------
Cost of properties not being depleted
  at year-end                                 $   9,344       $  1,197       $  8,382         $  861      $  19,784
                                              ----------      ---------      ---------        -------     ----------
                                              ----------      ---------      ---------        -------     ----------

Accumulated depletion at year-end             $  74,664       $  5,307       $  4,473         $  ---      $  84,444
                                              ----------      ---------      ---------        -------     ----------
                                              ----------      ---------      ---------        -------     ----------


* In segment information, "other" is grouped with Australia.


                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     OIL AND GAS RESERVE DATA (UNAUDITED)

     The following table presents the Company's estimates of its proved oil and gas reserves. These estimates were prepared by the Company's independent petroleum reservoir engineers. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. Liquid reserves are stated in thousands of barrels and gas reserves are stated in millions of cubic feet.


                                      AUSTRALIA            CANADA           UNITED STATES      TOTAL WORLDWIDE
                                  LIQUIDS     GAS     LIQUIDS    GAS      LIQUIDS     GAS     LIQUIDS     GAS
                                  -------   -------   -------  --------   -------   -------   -------   -------
Balance at May 31, 1991            3,109    89,328     1,762     5,730       407     1,135     5,278    96,193
Revisions                            618     7,088       588      (469)      (15)     (221)    1,191     6,398
Extensions and discoveries           ---       ---       174       696        36        33       210       729
Production                          (791)   (8,323)     (379)     (410)     (197)     (330)   (1,367)   (9,063)
                                  -------  --------   -------   -------    ------  --------   -------  --------

Balance at May 31, 1992            2,936    88,093     2,145     5,547       231       617     5,312    94,257
                                  -------  --------   -------   -------    ------  --------   -------  --------
                                  -------  --------   -------   -------    ------  --------   -------  --------

Proved developed reserves
   at May 31, 1992                 2,830    82,627     2,145     5,547       231       617     5,206    88,791
                                  -------  --------   -------   -------    ------  --------   -------  --------
                                  -------  --------   -------   -------    ------  --------   -------  --------


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN (UNAUDITED)

     The following table (thousands of dollars) presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of these reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. The standardized measure of discounted future cash flows represents the present value of estimated future net cash flows using a discount rate of 10% per annum. Actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair value of the Company's oil and gas reserves.

                        CRUSADER LIMITED AND SUBSIDIARIES


                                                                                            UNITED          TOTAL
                                                             AUSTRALIA       CANADA         STATES        WORLDWIDE
                                                            -----------    ----------     -----------     ----------
Future cash flows                                            $ 210,532       $ 40,732        $ 5,024      $ 256,288
Future production and development costs                         71,033         19,544          1,006         91,583
                                                             ----------      --------        --------     ----------

   Future net cash inflows before income taxes               $ 139,499       $ 21,188        $ 4,018      $ 164,705
                                                             ----------      --------        --------     ----------
                                                             ----------      --------        --------     ----------

Future net cash inflows before income taxes
 discounted at 10% per annum                                 $  92,824       $ 15,217        $ 3,412      $ 111,453
Future income taxes discounted at 10% per annum                 29,548          5,262            ---         34,810
                                                             ----------      --------        --------     ----------
   Standardized measure of discounted
    future net cash flows                                    $  63,276       $  9,955        $ 3,412      $  76,643
                                                             ----------      --------        --------     ----------
                                                             ----------      --------        --------     ----------


     Changes in the standardized measure of discounted future cash flows follow (thousands of dollars):


Beginning of year                                            $  81,400
Extensions and discoveries                                       1,873
Sales, net of production costs                                 (25,037)
Net change in prices and production costs                       (3,512)
Revisions of quantity estimates                                 11,481
Accretion of discount                                           11,789
Changes in production rates and other                           (3,033)
Net change in income taxes                                       1,682
                                                             ---------
End of year                                                  $  76,643
                                                             ---------



9.   RELATED PARTY DISCLOSURES

     A subsidiary of the Company has entered into an agreement with PT Karimtanisa Utama ("Karimtanisa"), a company in which the wife of a director of the subsidiary has an interest. Under the agreement the subsidiary will farm into exploration areas in Indonesia in which Karimtanisa has interests. These agreements were, in the main, entered into before the director became so related and all before he became a director. They require the subsidiary to fund exploration and development (if any) and to pay certain sums to Karimtanisa in the future at various stages if the subsidiary chooses to proceed to commercially develop any of these interests. Subsequent to May 31, 1992, the Company sold this subsidiary. In addition, the director has resigned subsequent to May 31, 1992.

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Triton owns 49.9% of Crusader's 12% Convertible Subordinated Unsecured Notes on which Triton received $957,000 in interest during fiscal 1992.


10. EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT ACCOUNTANTS

     In February 1993, a settlement of the January 1, 1987 Review and Adjustment dispute (see note 5) was reached in principle between Crusader and Santos Limited. Under the terms of the settlement, Crusader's interest in an expanded area of interest is fixed at 4.75%. Previously, Crusader's interests have been limited to the Cooper Basin Unit and the Nappacoongee Murteree Block. Under the terms of the settlement agreement, Crusader's interests would be expanded to include certain additional leases. Also in connection with this arrangement the total of net revenues that were deferred by Crusader since January 1, 1987, was remitted to the Unit Operator.

     The audit by the Australian Taxation Office (ATO) (see note 5) has been completed and as a result an additional tax expense of approximately US$800,300 was recorded in the 1993 fiscal year.

     The coal briquetting plant commenced production during the first quarter of fiscal 1994.

                                                                      SCHEDULE V
                        CRUSADER LIMITED AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


                                   BALANCE AT                                        BALANCE
 CLASSIFICATIONS                     OF YEAR     AT COST    OR SALES     CHANGES     OF YEAR
- - - -----------------                  -----------  ---------- -----------  ---------- -----------
    Oil and gas properties         $  151,736   $  17,344   $       5   $  (1,194) $  167,881
    Coal properties and plant          31,640       1,261       6,274        (610)     26,017
    Coal briquetting plant                ---      16,717         ---        (947)     15,770
    Gas plant and related
      contract rights                  19,388         136         ---      (1,052)     18,472
    Other                              12,175       1,962       4,757         (37)      9,343
                                   ----------   ---------   ---------   ---------  ----------
                                   $  214,939   $  37,420   $  11,036   $  (3,840) $  237,483
                                   ----------   ---------   ---------   ---------  ----------
                                   ----------   ---------   ---------   ---------  ----------


- - - --------------------------
Note - Other changes principally represent foreign currency translation adjustments.


                                                                     SCHEDULE VI
                        CRUSADER LIMITED AND SUBSIDIARIES
                     ACCUMULATED DEPRECIATION AND DEPLETION
                            OF PROPERTY AND EQUIPMENT
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


                                   BALANCE AT   ADDITIONS                            BALANCE
                                    BEGINNING  CHARGED TO  RETIREMENTS    OTHER     AT CLOSE
 CLASSIFICATIONS                     OF YEAR    EARNINGS    OR SALES     CHANGES     OF YEAR
- - - -----------------                  ----------  ----------  -----------   --------- ---------
     Oil and gas properties         $  72,924   $  12,129      $    1     $  (608) $   84,444
     Coal properties and plant          7,405       1,724         605         157       8,681
     Gas plant and related
       contract rights                  6,342       1,366         ---        (394)      7,314
     Other                              1,328         388          57          15       1,674
                                   ----------   ---------  ----------    --------  ----------
                                    $  87,999   $  15,607      $  663     $  (830) $  102,113
                                   ----------   ---------  ----------    --------  ----------
                                   ----------   ---------  ----------    --------  ----------


- - - -------------------------
       adjustments.

                                                                     SCHEDULE IX

                        CRUSADER LIMITED AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                             YEAR ENDED MAY 31, 1992
                       (IN THOUSANDS, EXCEPT PERCENTAGES)



                                                          MAXIMUM       AVERAGE        WEIGHTED
                                               WEIGHTED   AMOUNT        AMOUNT         AVERAGE
                               BALANCE AT      AVERAGE  OUTSTANDING   OUTSTANDING   INTEREST RATE
                                 END OF       INTEREST    DURING      DURING THE     DURING THE
 CATEGORY                        PERIOD         RATE     THE YEAR      YEAR (2)       YEAR (3)
 --------                      ----------   ----------  ----------   -----------  -----------
Loans (1)                       $  9,410         9.4%    $  11,704     $  9,192         10.9%
                               ---------    ---------   ----------    ---------    ----------
                               ---------    ---------   ----------    ---------    ----------
Bank overdrafts (part
  secured)                      $  6,838        10.8%    $   8,916     $  7,439         12.6%
                               ---------    ---------   ----------    ---------    ----------
                               ---------    ---------   ----------    ---------    ----------


- - - ------------------------
Notes:
(1) Loans represent short-term money market borrowings at varying interest rates, which are partially secured.
(2)  Sum of balance outstanding at month end/12 months.
(3)  Actual interest expense/average borrowings.


                                                                      SCHEDULE X
                        CRUSADER LIMITED AND SUBSIDIARIES
                 SUPPLEMENTAL STATEMENT OF EARNINGS INFORMATION
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


Taxes, other than on income - gross production                          $  4,088
                                                                        ----------
                                                                        ----------