Form 10-K/A
period 1994-05-31
TRITON ENERGY CORP
filed 1994-09-07
CIK 99830

                                 FORM 10-K/A

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT AUGUST 18, 1994 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.1 BILLION, BASED ON THE CLOSING SALES PRICE OF $31.625 ON THE NEW YORK STOCK EXCHANGE.

     AS OF AUGUST 18, 1994, 35,487,874 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 1994 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

     Reference is made to the Annual Report on Form 10-K for the fiscal year ended May 31, 1994, filed by Triton Energy Corporation on August 29, 1994. This amendment, which restates the foregoing Annual Report on Form 10-K in its entirety, is filed to include information that was inadvertently omitted or deleted in the original filing due to a computer communications problem of the filing agent.


                                TABLE OF CONTENTS


Form 10-K Item                                                             Page
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

     During fiscal year 1994, the Company had two reportable industry segments:
(i) the crude oil and natural gas exploration and production industry; and (ii) the aviation sales and services industry. For certain financial information about the Company's reportable industry segments, see note 20 of Notes to Consolidated Financial Statements.

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

PRODUCTION AND SALES

     The following table sets forth for each of the three fiscal years ended May 31, 1994, the net quantities of oil and gas produced, including that attributable to Triton Europe (40.5% minority interest in 1992 and 1993, purchased by the Company on March 31, 1994), the 36.3% minority interest in New Zealand Petroleum, Triton Canada (24.2% minority interest in 1993 and 23.3% minority interest in 1992) and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). In August 1994, the Company sold a portion of its holdings in New Zealand Petroleum, which reduced the Company's equity stake to 33.7%. The Company also signed a letter of intent to purchase the 6% interest in the Company's Indonesian operations now held by New Zealand Petroleum (which interest is reflected in the table below) in consideration for cancellation of certain inter-company indebtedness. The production and sales information relating to properties acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be.

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


     The following tables summarize for each of the Company's three fiscal years ended May 31, 1994: (i) the average sales price per barrel of oil and Mcf of natural gas; (ii) the average sales price per equivalent barrel of production;
(iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:


                                        AVERAGE SALES PRICE                    AVERAGE SALES PRICE
                                       PER BARREL OF OIL(1)                      PER MCF OF GAS
                                -----------------------------------    -----------------------------------
                                   1994         1993         1992         1994         1993         1992
                                ---------    ---------    ---------    ---------    ---------    ---------
Colombia . . . . . . . . . . .  $   12.66    $   15.86    $     ---    $     ---    $     ---    $     ---

Argentina  . . . . . . . . . .       9.22        14.00          ---          ---          ---          ---

France . . . . . . . . . . . .      16.38        20.84        20.74          ---          ---          ---

Indonesia  . . . . . . . . . .      16.29        19.49        19.78          ---          ---          ---


United States  . . . . . . . .      14.19        16.83        16.33         2.23         2.02         1.48

Canada . . . . . . . . . . . .      16.43        16.75        16.19         1.11         1.01         0.98

Crusader:

  Australia  . . . . . . . . .      15.33        16.68        16.09         1.50         1.57         1.84


  Canada . . . . . . . . . . .      12.43        15.14        17.90         1.11         1.18         1.12

  United States  . . . . . . .      15.23        19.90        19.76         1.53         1.57         1.13


                                                                 PER EQUIVALENT BARREL (2)
                           ------------------------------------------------------------------------------------------------------
                                AVERAGE SALES PRICE                      DEPLETION                         PRODUCTION COST
                           ------------------------------      ------------------------------      ------------------------------
                            1994        1993        1992        1994        1993        1992        1994        1993        1992
                           ------      ------      ------      ------      ------      ------      ------      ------      ------
Colombia . . . . . . . . . $12.66      $15.86      $  ---      $ 1.96      $ 2.48      $  ---      $ 9.06      $11.01      $  ---

Argentina  . . . . . . . .   9.22       14.00         ---         ---         ---         ---       13.83       16.17         ---

France . . . . . . . . . .  16.38       20.84       20.74        8.97       15.19        7.91        9.83        9.20        8.31

Indonesia  . . . . . . . .  16.29       19.49       19.78        3.09        7.93        7.24       14.54       11.16        7.33

United States  . . . . . .  13.75       14.06       11.71        6.58        6.81        7.68        7.00        2.55        2.56

Canada . . . . . . . . . .   8.13        7.18        6.79        3.60        3.24        3.20        4.24        3.91        4.15

Crusader:

  Australia  . . . . . . .  11.31       12.50       12.87        3.33        2.84        3.63        3.97        4.22        4.80

  Canada . . . . . . . . .  11.83       14.50       16.58        2.97        1.89        2.60        7.44        7.42        6.58

  United States  . . . . .  13.88       17.78       16.93       13.82       19.95       12.28        7.77        6.18        3.93

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

     In Colombia, crude oil is exported through the Caribbean port of Covenas where it is exported at prices based on United States prices, adjusted for quality and transportation. The oil produced from the Cusiana Field is transported to the export terminal through pipelines owned by the government or partially-owned by the Company. These pipelines are in the process of being upgraded to accommodate additional production from the Cusiana and Cupiagua Fields. Additional pipeline capacity will be needed in the future. See Item 2. "Properties - Oil and Gas - Colombia".

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

     The Company's oil and gas business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells, formations, production facilities or properties, or in personal injury. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company.

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

CERTAIN FACTORS RELATING TO COLOMBIA

     Triton is a participant in significant oil and gas discoveries located in the Llanos Basin in the foothills of the Andes Mountains, approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. The Company owns interests in three contiguous areas known as the Rio Chitamena, Santiago de las Atalayas ("SDLA") and Tauramena contract areas. Test results for the initial exploratory and subsequent delineation wells indicate that significant oil and gas deposits lie across the Rio Chitamena, SDLA and Tauramena contract areas (the "Cusiana Field"), and within the SDLA contract area (the "Cupiagua Field").

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

     At its remaining Love Field locations the Company provides charter and line services, maintains and repairs aircraft and leases hangar, ramp and office space. The aviation service industry is highly competitive. In addition, the mobility of aircraft enables the owners to obtain similar services at other airport locations. The Company's fueling services are generally subject to competition with other aviation services companies, some of which are significantly larger than the Company in terms of sales and capital resources. The competitive market for aviation maintenance services may be local, regional or national depending upon the particular type of service considered. For major maintenance, the Company's facilities compete with other facilities nationwide.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company at August 18, 1994:


                                                                    SERVED WITH
                                                                    -----------
                                                                    THE COMPANY
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

     Mr. Rugg became Senior Vice President and Chief Financial Officer in April 1993. From September 1992 to April 1993, Mr. Rugg served as Vice President of J.P. Morgan & Co., Incorporated ("J.P. Morgan"), a financial services firm and for more than the five years prior to

September 1992, Mr. Rugg served as Vice President of Morgan Guaranty Trust Company of New York, an international bank owned by J.P. Morgan.

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

     Within the first quarter of 2005, an independent determination of the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each association contract will be made, as a result of which a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and final period (commencing from the termination of the second association contract to terminate) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

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

     Additional pipeline capacity is needed to meet the transportation needs associated with the full field development of the Cusiana and Cupiagua Fields. To that end, on July 15, 1994, Triton Colombia executed a memorandum of understanding with Ecopetrol, BP, TOTAL, TransCanada PipeLines Colombia Limited and IPL Energy (Colombia) Ltd., regarding the proposed formation of a joint stock company to finance and own a pipeline and port facilities to be constructed and operated for the transport of crude oil from the Cusiana and Cupiagua Fields to the port of Covenas. Triton's equity participation under this agreement would be approximately 9.6%. Formation of the joint stock company is subject to numerous conditions, including negotiation and execution of definitive agreements and board approvals.

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

MALAYSIA-THAILAND

     Triton Thailand has an interest in a contract area located offshore in Block A-18 of the Malaysia-Thailand Joint Development Area. The contract area, which encompasses over 700,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. Triton Thailand's interest was in the form of a concession from Thailand until April 1994, when it executed a production sharing contract with the Malaysia-Thailand Joint Authority that has been established by treaty to administer the Joint Development Area, and with the Malaysian national oil company.

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

     FRANCE. The Company's activities in France are conducted through Triton France, S.A. ("Triton France"), a wholly-owned subsidiary of Triton Europe. Triton France has an interest in the non-operated Villeperdue, Fontaine-au-Bron, Hautefeuille and La Motte Noire concessions, which provided the majority of
Triton's French production during the year.   The Company is assisting Coparex
S.A., a French firm which became the operator of these licenses when it purchased Totalex S.A. in December 1993, in identifying further development and optimization opportunities. Triton France also owns varying interests in four Paris Basin exploration permits, and one exploration permit in the Alps. These permits are currently under review as part of the Company's strategy to re-direct its exploration effort towards a more balanced European portfolio.
During the 1994 fiscal year, Triton France sold its interests in four operated production licenses (Saint-Germain, Sivry, Maincy, les Bagneaux) in the Paris Basin for approximately $1.5 million.

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

RESERVES

     The following tables set forth the estimated oil and gas reserves of the Company and the estimated discounted future net cash inflows before income taxes at May 31, 1994. The first table is a summary of separate reports of estimates of the Company's net proved reserves, estimated by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved undeveloped reserves in Colombia; by the independent petroleum engineers, McDaniel & Associates Consultants Ltd., for Crusader's Canadian reserves; and by the Company's own petroleum engineers with respect to all other reserves. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company and its consolidated subsidiaries in Colombia, France, Indonesia and the United States and its proportionate interest in reserves owned in Australia, Canada and the United States by Crusader. The second table sets forth, for the net quantities so reported, the future net cash inflows (by reserve categories and country of location) discounted to present value at an annual rate of 10%. The discounted future net cash inflows were calculated in accordance with current Securities and Exchange Commission ("Commission") guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations. Future income tax expenses have not been taken into account in estimating the future net cash inflows. At May 31, 1994, the Company had no proved developed or proved undeveloped reserves in Malaysia-Thailand, Argentina, the United Kingdom or other areas. See note 23 of Notes to Consolidated Financial Statements.

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

Net Proved Reserves at May 31, 1994:

                                         Proved                    Proved                  Total
                                        Developed               Undeveloped                Proved
                                        ---------               -----------                ------
                                     Oil         Gas          Oil         Gas          Oil         Gas
                                   (Mbbls)      (Mmcf)      (Mbbls)      (Mmcf)      (Mbbls)      (Mmcf)
                                   -------      ------      -------      ------      -------      ------
Colombia(1). . . . . . . . .          1,237        ---       91,367      16,250       92,604      16,250

France . . . . . . . . . . .          4,457        ---          ---         ---        4,457         ---

Indonesia. . . . . . . . . .            675        ---          ---         ---          675         ---

United States. . . . . . . .            648      7,329          ---         ---          648       7,329

Crusader:

  Australia. . . . . . . . .          2,011     30,353          563       9,821        2,574      40,174

  Canada . . . . . . . . . .            963      1,426          ---       1,364          963       2,790

  United States. . . . . . .             48        122          ---         ---           48         122
                                    --------   --------     --------    --------    ---------    --------

           Total . . . . . .         10,039     39,230       91,930      27,435      101,969      66,665
                                    --------   --------     --------    --------    ---------    --------
                                    --------   --------     --------    --------    ---------    --------


Future net cash inflows before income taxes discounted at 10% per annum at May 31, 1994 (in thousands of dollars):


                                                                    PROVED               PROVED              TOTAL
                                                                  DEVELOPED           UNDEVELOPED            PROVED
                                                                  ---------           -----------            ------
 Colombia(1) . . . . . . . . . . . . . . . . . . . .          $        13,100      $       492,922     $       506,022

 France  . . . . . . . . . . . . . . . . . . . . . .                   23,147                  ---              23,147

 Indonesia . . . . . . . . . . . . . . . . . . . . .                    2,570                  ---               2,570

 United States . . . . . . . . . . . . . . . . . . .                   14,008                  ---              14,008

 Crusader:

     Australia . . . . . . . . . . . . . . . . . . .                   41,163                6,193              47,356

     Canada  . . . . . . . . . . . . . . . . . . . .                    5,271                  747               6,018

     United States . . . . . . . . . . . . . . . . .                      536                  ---                 536
                                                              ----------------     ----------------    ----------------

           Total . . . . . . . . . . . . . . . . . .          $        99,995      $       499,862     $       599,657
                                                              ----------------     ----------------    ----------------
                                                              ----------------     ----------------    ----------------


________________

(1) Includes 3,324 mbbls of liquids based on current oil price in the Cusiana and Cupiagua Fields from Ecopetrol's future reimbursement of $36.8 million of pre-commerciality expenditures.


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

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers, as well as those estimates prepared by the Company's engineers, that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For further information, see note 23 of Notes to Consolidated Financial Statements.

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


                                                                 DEVELOPED                  UNDEVELOPED
                                                                  ACREAGE                   ACREAGE(1)
                                                                  -------                   ----------
                                                            GROSS          NET          GROSS          NET
                                                            -----          ---          -----          ---
                                                                             (IN THOUSANDS)
 Colombia (2)  . . . . . . . . . . . . . . . . . . .             7             1            398           175

 Malaysia-Thailand . . . . . . . . . . . . . . . . .           ---           ---            723           362

 Argentina . . . . . . . . . . . . . . . . . . . . .           ---           ---          2,545           792

 France  . . . . . . . . . . . . . . . . . . . . . .            50            23            571           401

 Italy . . . . . . . . . . . . . . . . . . . . . . .           ---           ---            568           205

 United Kingdom (North Sea)  . . . . . . . . . . . .           ---           ---            111            12

 United Kingdom (Onshore)  . . . . . . . . . . . . .           ---           ---            431           311

 Indonesia (3) . . . . . . . . . . . . . . . . . . .             3             3             70            70

 United States . . . . . . . . . . . . . . . . . . .           223            14            528           118


 Crusader:

       Argentina . . . . . . . . . . . . . . . . . .           ---           ---          1,272           112


       Australia . . . . . . . . . . . . . . . . . .         1,045            27         31,514         1,027

       Canada  . . . . . . . . . . . . . . . . . . .            43             3             32            10

       Philippines . . . . . . . . . . . . . . . . .           ---           ---          4,043           363


       United States . . . . . . . . . . . . . . . .            16             2            108            25
                                                            -------        ------       --------       -------

             Total . . . . . . . . . . . . . . . . .         1,387            73         42,914         3,983
                                                            -------        ------       --------       -------
                                                            -------        ------       --------       -------


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


PRODUCTIVE WELLS AND DRILLING ACTIVITY

     In this section, "gross" as it relates to wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled as adjusted for interests owned by parties other than the Company. Well interests include wells attributable to the 36.3% minority interest in New Zealand Petroleum, and the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries).

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


     The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for each of the three fiscal years ended May 31, 1994:


                             GROSS EXPLORATORY WELLS


                                        PRODUCTIVE(1)                          DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                  1994       1993        1992       1994       1993        1992       1994        1993       1992
                                 ------     ------      ------     ------     ------      ------     ------      ------     ------
 Colombia  . . . . . . .             3          4           4        ---         ---        ---          3           4          4

 Argentina . . . . . . .           ---        ---         ---        ---         ---          1        ---         ---          1


 France  . . . . . . . .           ---        ---           1        ---         ---         11        ---         ---         12

 Italy . . . . . . . . .           ---        ---         ---          1         ---        ---          1         ---        ---


 United Kingdom  . . . .           ---        ---         ---        ---         ---         1         ---         ---          1


 New Zealand . . . . . .             1        ---         ---        ---         ---        ---          1         ---        ---

 Canada  . . . . . . . .           ---          2           7        ---           3          1        ---           5          8


 Gabon . . . . . . . . .           ---        ---         ---        ---         ---          1        ---         ---          1

 Crusader:


   Australia . . . . . .             5        ---           6          2           2          2          7           2          8

   Canada  . . . . . . .           ---          1           2          1           1        ---          1           2          2

   United States . . . .             2          2           7          1           4          8          3           6         15
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------

             Total . . .            11          9          27          5          10         25         16          19         52
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------


                             GROSS DEVELOPMENT WELLS


                                        PRODUCTIVE(1)                          DRY                              TOTAL
                                -----------------------------     -----------------------------     -----------------------------
                                 1994       1993        1992       1994       1993        1992       1994        1993       1992
                                ------     ------      ------     ------     ------      ------     ------      ------     ------
 France  . . . . . . . .           ---          1          10        ---         ---          1        ---           1         11


 Indonesia . . . . . . .             3        ---          20          1         ---          8          4         ---         28

 United States . . . . .           ---        ---           4        ---         ---        ---        ---         ---          4


 Canada  . . . . . . . .           ---         26           8        ---           3          3        ---          29         11

 Crusader:


   Australia . . . . . .            13         15           2          1           5          1         14          20          3


   Canada  . . . . . . .             9         26           6        ---           4          2          9          30          8

   United States . . . .           ---        ---         ---          1         ---        ---          1         ---        ---
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------

             Total . . .            25         68          50          3          12         15         28          80         65
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------
                                 ------     ------      ------     ------      ------     ------     ------      ------     ------


     The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for each of the three fiscal years ended May 31, 1994 (those wells acquired or disposed of since May 31, 1991 are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):

                              NET EXPLORATORY WELLS


                                        PRODUCTIVE(1)                           DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                 1994        1993       1992        1994       1993        1992       1994       1993        1992
                                ------      ------     ------      ------     ------      ------     ------      ------     ------
 Colombia(2) . . . . . .           1.24       1.36        2.06        ---        ---         ---       1.24        1.36       2.06

 Argentina . . . . . . .            ---        ---         ---        ---        ---        0.20        ---         ---       0.20


 France(3) . . . . . . .            ---        ---        0.40        ---        ---        4.60        ---         ---       5.00

 Italy . . . . . . . . .            ---        ---         ---       0.10        ---         ---       0.10

 United Kingdom  . . . .            ---        ---         ---        ---        ---        0.10        ---         ---       0.10


 New Zealand . . . . . .           0.20        ---         ---        ---        ---         ---       0.20         ---        ---


 Canada(3) . . . . . . .            ---       1.50        3.10        ---       1.50        0.40        ---        3.00       3.50

 Gabon . . . . . . . . .            ---        ---         ---        ---        ---        0.30        ---         ---       0.30

 Crusader(4):


   Australia . . . . . .           0.10        ---        1.40       0.02       0.30        1.30       0.12        0.30       2.70

   Canada  . . . . . . .            ---       0.10        0.60       0.50       0.10         ---       0.50        0.20       0.60


   United States . . . .           0.20       0.10        1.00       0.10       0.30        1.20       0.30        0.40       2.20
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------

             Total . . .           1.74       3.06        8.56       0.72       2.20        8.10       2.46        5.26      16.66
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------
                                  ------     ------      ------     ------     ------      ------     ------      ------     ------


                              NET DEVELOPMENT WELLS


                                         PRODUCTIVE(1)                          DRY                              TOTAL
                                 -----------------------------     -----------------------------     -----------------------------
                                  1994       1993        1992       1994       1993        1992       1994        1993       1992
                                 ------     ------      ------     ------     ------      ------     ------      ------     ------
 France(3) . . . . . . .          ---        0.50        4.70       ---         ---        0.50        ---        0.50       5.20

 Indonesia(3)  . . . . .          3.00        ---       20.00       1.00        ---        8.00       4.00        ---       28.00


 United States . . . . .          ---         ---        2.00       ---         ---        ---         ---        ---        2.00

 Canada(3) . . . . . . .          ---        13.50       4.60       ---        1.60        1.10        ---       15.10       5.70


 Crusader(4):


   Australia . . . . . .          0.40       0.40        0.60       0.02       0.10        0.30       0.42        0.50       0.90

   Canada  . . . . . . .          2.00       4.20        2.00       ---        0.70        0.50       2.00        4.90       2.50


   United States . . . .          ---         ---        ---        0.20        ---        ---        0.20        ---        ---
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------

             Total . . .          5.40       18.60      33.90       1.22       2.40       10.40       6.62       21.00      44.30
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------
                                 ------      ------     ------     ------     ------      ------     ------      ------     ------


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

     On December 13, 1990, the AAA Panel issued an award granting to the Company Nordell's 40% participating interest in the Project, converting Nordell's interest in the Project to a 5% net profits interest and denying relief to Nordell and Veronex. In addition, the AAA Panel awarded the Company damages in an amount exceeding $900,000, enforceable against both Nordell and Veronex.

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

     Meanwhile, Veronex, speaking through Mr. Hite, has repeatedly threatened to bring a fraud or racketeering action against the Company seeking "very, very large" damages, and has asserted that Veronex's ability to do so is at issue in an appeal pending before the Ninth Circuit concerning a ruling by the United States District Court for the Central District of California in 1991 dismissing a third party action for fraud filed against the Company by Veronex in a securities fraud claim filed against Veronex by a purchaser of its securities. The securities fraud claim to which Veronex alleges its third party claim relates was settled by Veronex for $10,000. The Company believes that any such action asserted by Veronex against the Company would be without factual merit and subject to several legal defenses.

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


CALENDAR PERIODS                                         HIGH         LOW
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

*Through August 12, 1994.

     Triton has not declared any cash dividends on its shares of Common Stock since fiscal 1990. The Company's current intent is to retain earnings for use in the Company's business and the financing of its capital requirements. The payment of any future cash dividends is necessarily dependent upon the earnings and financial needs of the Company, along with applicable legal and contractual restrictions.

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

     Generally, the rights become exercisable only if a person acquires beneficial ownership of 15% or more of Triton's Common Stock or announces a tender offer for 15% or more of the Common Stock. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's Common Stock, each right not owned by such person generally becomes the right to purchase such number of shares of Common Stock of the Company, which is equal to the amount obtained by dividing the right's exercise price (currently $40) by 50% of the market price of the Common Stock on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the Common Stock on the date of the first occurrence. Under certain circumstances, the Company's directors may determine that a tender offer or merger is fair to all shareholders and prevent the rights from being exercised. The Company will be entitled to redeem the rights at $0.01 per right at any time until the 10th day following the public announcement that a 15% position has been acquired. The rights will expire on June 26, 2000.

     At August 18, 1994, there were 7,070 record holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   AS OF OR FOR YEAR ENDED MAY 31,
                                               ---------------------------------------------------------------------
                                                  1994           1993           1992           1991           1990
                                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
OPERATING DATA (1):
Sales and other operating revenues (1)         $ 56,093      $ 104,278      $ 119,431      $ 175,498      $ 186,212
Total revenues(1)                               120,389        110,240        125,982        209,311        196,575
Loss from continuing operations(1)(2)            (8,691)       (81,842)       (91,596)       (11,933)       (58,782)
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting change                              (9,341)       (93,552)       (94,037)         4,745        (54,769)
Net earnings (loss)(2)                           (9,341)       (89,535)       (94,037)         6,185        (54,176)
Weighted average number of common
  shares outstanding                             34,775         34,241         29,898         20,368         20,346
Loss per common share:
  Continuing operations (1)                    $  (0.25)      $  (2.39)      $  (3.11)         (0.86)      $  (3.15)
  Before extraordinary item and cumulative
    effect of accounting change                   (0.27)         (2.73)         (3.19)         (0.04)         (2.96)
  Net earnings (loss)                             (0.27)         (2.61)         (3.19)           .03          (2.93)
Cash dividends per common share                    ---            ---            ---            ---            0.10

BALANCE SHEET DATA:
Net property and equipment                      308,498        330,151        385,979        391,862        424,850
Total assets                                    616,101        561,931        571,169        553,809        646,128
Long-term debt                                  294,441        159,147         27,587        160,667        233,134
Redeemable preferred stock of
   subsidiaries                                    ---          11,399         12,972         13,608         22,615
Shareholders' equity                            263,422        255,432        336,013        186,503        173,796

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

     On March 31, 1994, the Company acquired all of the outstanding shares of Triton Europe, not owned by the Company, representing the minority shareholders' 40.5% interest in Triton Europe, in exchange for 522,460 shares of the Company's 5% preferred stock, which added approximately $18 million to shareholders' equity.

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

     In addition to drilling expenditures, significant capital will be necessary to finance the construction of needed additional Colombian transportation facilities. The level of these expenditures is, in turn, likely to be affected by many factors, including the partners' assessment of the fields' production potential and the participation of third party investors.

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

      REVENUES

      Sales and other operating revenues were $56.1 million in 1994, $104.3 million in 1993 and $119.4 million in 1992. Oil and gas revenues decreased by $37.8 million from 1993 to 1994 while aviation sales and services decreased $7 million due to the divestiture of Triton Canada and non-core assets. Total revenues in 1994 include a $47.9 million gain on the sale of the Company's investment in Triton Canada. Other income increased during 1994 due to a $7 million gain on the sale of United States oil and gas properties, a $1.5 million gain on the sale of Aero Services International, Inc. ("Aero") and higher interest income of $2.4 million. The decrease in sales and operating revenues in 1993 compared to 1992 resulted from declines in oil and gas revenues ($5.1 million ) and aviation sales and services ($8.8 million).

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

                                               YEAR ENDED MAY 31,
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

     The income tax benefit for fiscal 1993 was $43.9 million, principally due to a foreign tax benefit resulting from the writedown of oil properties in France and recognition of a $25 million net deferred tax asset in the United States.

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

     The following table and related discussion summarize the results of discontinued operations for the wholesale fuel products segment:

                                                                  YEAR ENDED MAY 31,
                                                                  ------------------
                                                             1994        1993        1992
                                                             ----        ----        ----
                                                                  (IN THOUSANDS)
Total revenues . . . . . . . . . . . . . . . . . . . . . $  81,383   $ 170,493   $ 108,476
Expenses:
  Operating  . . . . . . . . . . . . . . . . . . . . . .    82,912     156,543     100,866
  General and administrative . . . . . . . . . . . . . .    10,482      11,777       8,900
  Depreciation and amortization  . . . . . . . . . . . .     1,563       4,338       1,613
  Writedown of assets  . . . . . . . . . . . . . . . . .      ---        4,969         371
  Other  . . . . . . . . . . . . . . . . . . . . . . . .       855       2,365       1,272
                                                         ---------   ---------   ---------
Loss from discontinued operations, excluding
  intersegment revenues and related expenses . . . . . . $  14,429   $   9,499   $   4,546
                                                         ---------   ---------   ---------
                                                         ---------   ---------   ---------
Estimated loss on disposal . . . . . . . . . . . . . . . $     650   $  16,077
                                                         ---------   ---------
                                                         ---------   ---------

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

ENVIRONMENTAL MATTERS

     The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses which were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impractical to determine with any reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's consolidated financial position. During the years ended May 31, 1994, 1993 and 1992, the Company accrued $4.4 million, nil and $1.2 million, respectively, for environmental costs. See Item 1. "Business
- - Oil and Gas Operations", "Business - Litigation" and note 18 of Notes to Consolidated Financial Statements.

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


                                                                                    YEAR ENDED MAY 31,
                                                                            -----------------------------------
                                                                                 1994       1993       1992
                                                                                 ----       ----       ----
                                                                            (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                                WHERE INDICATED AND EXCEPT
                                                                                   FOR PER UNIT AVERAGES)
OIL AND GAS EXPLORATION AND PRODUCTION
  ACTIVITIES, EXCLUDING EQUITY AFFILIATES:
  Sales and other operating revenues . . . . . . . . . . . . . . . . . . . .    41,239      79,057      84,126
     Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (59,102)   (109,254)    (42,413)

     Oil production (Mbbls)  . . . . . . . . . . . . . . . . . . . . . . . .     2,237       2,904       3,095
     Gas production (Mmcf). . . .. . . . . . . . . . . . . . . . . . . . . .     4,671      17,750      19,847
     Weighted average price per bbl  . . . . . . . . . . . . . . . . . . . .     15.38       19.26       19.58

Weighted average price per Mcf . . . . . . . . . . . . . . . . . . . . . . .      1.39        1.21        1.09

Writedowns included in operating loss:

           France    . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,201      66,765         --
           United Kingdom. . . . . . . . . . . . . . . . . . . . . . . . . .        --       8,185       1,380
           Indonesia . . . . . . . . . . . . . . . . . . . . . . . . . . . .       922       8,734      13,672
           New Zealand . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       4,981       3,000
           Canada    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          --       6,824
           Gabon     . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          --       7,021
           Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .       251       2,506       3,881
                                                                                ------      ------      ------
                Total writedowns . . . . . . . . . . . . . . . . . . . . . .    44,374      91,171      35,778
                                                                                ------      ------      ------
                                                                                ------      ------      ------

AVIATION SALES AND SERVICES:

  Sales and other operating revenues. . . . . . . . . . . . . .  . . . . . .    12,903      19,864      28,707
  Operating loss (including intersegment operating
    expenses of $1 million, $3.7 million and $3.2 million
    in 1994, 1993 and 1992, respectively). . . . . . . . . . . . . . . . . .    (4,087)     (5,143)     (9,471)
            Writedowns included in operating loss. . . . . . . . . . . . . .        --       3,487       6,304

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

     Oil and gas production costs were $26.6 million in 1994, $34.9 million in 1993, and $34.3 million in 1992. The decrease in 1994 was principally due to the sale of Triton Canada and United States properties ($9 million effect) and lower production in France ($3.1 million effect) partially offset by increased production in Colombia ($1.8 million effect) and an accrual for environmental cleanup costs in the United States ($1.5 million). The increase in 1993 over 1992 was principally due to startup costs in Colombia and additional workover costs in Indonesia and France. These cost increases were partially offset by
the lower production volumes during 1993.   Average production costs per
equivalent barrel of oil and gas production were $8.83 in 1994, $5.95 in 1993 and $5.35 in 1992. The increase per barrel in 1994 was primarily due to the United States environmental cleanup costs and lower United States production
from the sale of working interest properties.   Average production costs per
equivalent barrel are expected to decrease once production increases in Colombia.

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

AVIATION SALES AND SERVICES

     Sales and operating expenses in this segment continued to decrease principally from the divestiture of three fixed based operations and a reduction in charter and maintenance revenues in 1994. The decreases in 1993 compared to 1992 were from reductions in aircraft sales, charter and maintenance revenues and 1991 divestitures. Writedowns were recorded during 1993 and 1992 in order to reflect the permanent impairment of value or contemplation of various asset sales, pursuant to a restructuring plan initiated during 1990.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial statements required by this item begin at page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1994 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors". It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1994. Certain information as to executive officers is included herein under Item 1. "Business
- - Executive Officers".


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


   3.1      Restated Articles of Incorporation.(1)

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

 10.12      Triton Energy Corporation 1989 Stock Option Plan.(8)

 10.13      Amendment No. 1 to the Triton Energy Corporation 1989
            Stock Option Plan.(2)

 10.14      Amendment No. 2 to the Triton Energy Corporation 1989
            Stock Option Plan.(11)

10.15      Triton Energy Amended and Restated 1992 Stock Option
            Plan .(11)

 10.16 Form of Amended and Restated Employment Agreement by and among Triton Energy Corporation and certain officers of Triton Energy Corporation.(11)

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

 10.31 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language).(5)

 10.32 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language).(5)

 10.33      Guaranty between the company and Comerica Bank
            Texas.(11)

 10.34      Triton Energy Corporation 401(K) Savings Plan.(11)

 10.36 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(15)

  21.1      Subsidiaries of the Company.(1)


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

  99.2      Rio Chitamena Purchase and Sale Agreement.(15)

  99.3      Integral Plan - Cusiana Oil Structure.(15)

  99.4      Letter Agreements with co-investor in Colombia.(15)

  99.5      Colombia Pipeline Memorandum of Understanding.(15)

(1)  Filed herewith.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42430) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-69230) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated by reference herein.
(14) Previously filed as an exhibit to the Company's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.
(15) Previously filed as an exhibit to the Company's current report on Form 8 -K/A dated July 15, 1994 and incorporated by reference herein.

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

                         TRITON ENERGY CORPORATION



                         By: /s/ Thomas G. Finck
                             --------------------------
                              Thomas G. Finck
                              President and
                              Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Corporation (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Form 10-K for the fiscal year ended May 31, 1994, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

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


     /s/ Ray H. Eubank                              Director
     ------------------
         Ray H. Eubank

     /s/ Jesse E. Hendricks                         Director
     ----------------------
         Jesse E. Hendricks

     /s/ William I. Lee                             Director
     ----------------------
         William I. Lee

     /s/ John P. Lewis                              Director
     ----------------------
         John P. Lewis

- --------------------------------                    Director
     Michael E. McMahon

- --------------------------------                    Director
      Graeme O. Morris

- ---------------------------------                   Director
     Wellslake D. Morse, Jr.

- ---------------------------------                   Director
     J.G.A. Tucker

     /s/ Fitzgerald S. Hudson
     ------------------------                       Director
         Fitzgerald S. Hudson

     /s/ J. Otis Winters
     -------------------------                      Director
         J. Otis Winters

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                         PAGE
                                                                                         ----
TRITON ENERGY CORPORATION AND SUBSIDIARIES:
   Report of Independent Accountants - May 31, 1994 and 1993 . . . . . . . . . . . . .   F-2
   Report of Independent Accountants - May 31, 1992. . . . . . . . . . . . . . . . . .   F-3
   Consolidated Statements of Operations - Three years ended May 31, 1994. . . . . . .   F-4
   Consolidated Balance Sheets - May 31, 1994 and 1993 . . . . . . . . . . . . . . . .   F-5
   Consolidated Statements of Cash Flows - Three years ended May 31, 1994. . . . . . .   F-6
   Consolidated Statements of Shareholders' Equity - Three years ended May 31, 1994. .   F-7
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . .   F-8


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


 All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

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


KPMG PEAT MARWICK LLP

Dallas, Texas
August 14, 1992

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE YEARS ENDED MAY 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              1994           1993           1992
                                                                            ---------     ----------     ----------
Revenues:
  Sales and other operating revenues                                        $  56,093     $  104,278     $  119,431
  Gain on sale of Triton Canada common stock                                   47,865            ---            ---
  Other income                                                                 16,431          5,962          6,551
                                                                            ---------     ----------     ----------
                                                                              120,389        110,240        125,982
                                                                            ---------     ----------     ----------
Costs and expenses:
  Operating, including $2,075 in 1994, $7,538 in 1993 and
    $8,436 in 1992 to affiliate                                                41,641         56,031         66,093
  General and administrative                                                   32,747         38,657         37,820
  Depreciation, depletion and amortization                                     20,490         46,404         41,213
  Writedown of assets and loss provisions                                      45,754        103,370         55,409
  Interest                                                                      7,852          5,287          1,631
  Equity in (earnings) loss of affiliates, net                                   (645)        12,493         16,646
  Foreign exchange (gain) loss                                                   (252)           776          4,557
                                                                            ---------     ----------     ----------
                                                                              147,587        263,018        223,369
                                                                            ---------     ----------     ----------
      Loss from continuing operations before income
       taxes, minority interest and cumulative effect of
       accounting change                                                      (27,198)      (152,778)       (97,387)
Income tax benefit                                                             (6,536)       (43,881)        (1,937)
                                                                            ---------     ----------     ----------
                                                                              (20,662)      (108,897)       (95,450)
Minority interest in loss of subsidiaries                                      11,971         27,055          3,854
                                                                            ---------     ----------     ----------

      Loss from continuing operations before cumulative
       effect of accounting change                                             (8,691)       (81,842)       (91,596)

Discontinued operations:
  Loss from operations                                                            ---         (9,474)        (2,441)
  Loss on disposal                                                               (650)       (16,077)           ---
  Gain on public stock offering                                                   ---         13,841            ---
                                                                            ---------     ----------     ----------
      Loss before cumulative effect of accounting change                       (9,341)       (93,552)       (94,037)

Cumulative effect of accounting change                                            ---          4,017            ---
                                                                            ---------     ----------     ----------

      Net loss                                                                 (9,341)       (89,535)       (94,037)
Dividends on preferred stock                                                      ---            ---          1,386
                                                                            ---------     ----------     ----------
      Loss applicable to common stock                                       $  (9,341)    $  (89,535)    $  (95,423)
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------

Weighted average common shares outstanding                                     34,775         34,241         29,898
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------

Earnings (loss) per common share:
  Continuing operations                                                     $   (0.25)    $    (2.39)    $    (3.11)
  Discontinued operations                                                       (0.02)         (0.34)         (0.08)
  Cumulative effect of accounting change                                          ---           0.12            ---
                                                                            ---------     ----------     ----------

      Net loss                                                              $   (0.27)    $    (2.61)    $    (3.19)
                                                                            ---------     ----------     ----------
                                                                            ---------     ----------     ----------


          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1994 and 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA )


                        ASSETS
                                                                              1994           1993
                                                                           ----------     ----------
Current assets:
   Cash and equivalents                                                    $   69,005     $   52,939
   Short-term marketable securities                                            63,431         24,253
   Receivables, principally trade                                              14,579         16,716
   Inventories                                                                  3,396          5,783
   Net assets of discontinued operations                                        4,566         21,789
   Prepaid expenses and other                                                     699            787
                                                                           ----------     ----------
        Total current assets                                                  155,676        122,267

Long-term marketable securities                                                28,831            ---
Investments in unconsolidated affiliates                                       36,809         50,115
Property and equipment, at cost, net                                          308,498        330,151
Deferred income taxes                                                          34,426         25,000
Other assets                                                                   51,861         34,398
                                                                           ----------     ----------
                                                                           $  616,101     $  561,931
                                                                           ----------     ----------
                                                                           ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                  $      312     $    3,440
   Short-term borrowings                                                        1,640          3,280
   Accounts payable and accrued liabilities                                    30,251         38,840
   Liabilities of discontinued operations                                       6,700         31,360
   Deferred income taxes                                                          ---          2,583
                                                                           ----------     ----------
        Total current liabilities                                              38,903         79,503
                                                                           ----------     ----------

Long-term debt, excluding current installments                                294,441        159,147
Deferred income taxes                                                          10,037         13,178
Deferred income and other                                                       9,298          9,100
Minority interest in subsidiaries                                                 ---         34,172
Redeemable preferred stock of subsidiary                                          ---         11,399
Convertible debentures due to employees                                           ---            ---

Shareholders' equity:
  Preferred stock, without par value; authorized 5,000,000 shares;
    issued 522,460 shares in 1994, stated value $34.41                         17,978            ---
  Common stock, par value $1; authorized 200,000,000 shares;
    issued 35,519,103 shares in 1994 and 35,231,142 shares in 1993             35,519         35,231
  Additional paid-in capital                                                  505,122        502,217
  Accumulated deficit                                                        (286,306)      (276,965)
  Foreign currency translation adjustment                                      (7,163)        (4,087)
  Other                                                                        (1,046)          (246)
                                                                           ----------     ----------
                                                                              264,104        256,150
  Less cost of common shares in treasury                                          682            718
                                                                           ----------     ----------
        Total shareholders' equity                                            263,422        255,432
                                                                           ----------     ----------
Commitments and contingencies (note 18)
                                                                           $  616,101     $  561,931
                                                                           ----------     ----------
                                                                           ----------     ----------


                The Company uses the full cost method to account
                    for its oil and gas producing activities.
          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                                                                              1994           1993           1992
                                                                                          ----------     ----------     ----------
Cash flows from operating activities:
  Net loss                                                                                 $  (9,341)    $  (89,535)    $  (94,037)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation, depletion and amortization                                                  28,342         58,552         45,004
    Gain on Input/Output, Inc. public stock offering                                             ---        (13,841)           ---
    Gain on sale of assets, net                                                               (8,328)          (228)          (264)
    Gain on sale of Triton Canada common stock                                               (47,865)           ---            ---
    Equity in (earnings) loss of affiliates, net                                                (645)        13,600         15,742
    Writedown of assets and discontinued operations                                           46,404        118,916         45,830
    Cumulative effect of accounting change                                                       ---         (4,017)           ---
    Deferred income taxes                                                                    (10,224)       (43,877)         1,044
    Minority interest in undistributed loss of subsidiaries                                  (11,971)       (27,055)        (3,854)
    Other, net                                                                                 2,735          4,591          8,305
    Changes in working capital:
      Receivables                                                                             (1,797)        (5,759)        (5,048)
      Inventories, prepaid expenses and other                                                  1,268          5,604          3,985
      Net assets of discontinued operations                                                   (7,578)           ---            ---
      Accounts payable and accrued liabilities                                               (12,126)       (10,103)        17,877
      Income taxes                                                                             6,162         (1,429)       (12,089)
                                                                                          ----------     ----------     ----------
          Net cash provided (used) by operating activities                                   (24,964)         5,419         22,495
                                                                                          ----------     ----------     ----------
Cash flows from investing activities:
  Capital expenditures and investments                                                       (86,819)      (124,925)       (98,424)
  Purchases of investments and marketable securities                                        (190,025)       (69,207)        (9,811)
  Proceeds from investments and marketable securities                                        119,905         44,970         10,300
  Sales of property and equipment and other assets                                            22,816          5,242          5,460
  Proceeds from Input/Output, Inc. public stock offering                                         ---         24,144            ---
  Proceeds from sale of Triton Canada common stock                                            59,029            ---            ---
  Proceeds from sale of discontinued operations                                               18,450            ---            ---
  Other, principally pledged securities in 1993                                               (4,370)       (11,410)        (1,785)
                                                                                          ----------     ----------     ----------
          Net cash used by investing activities                                              (61,014)      (131,186)       (94,260)
                                                                                          ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                                                               123,408        132,138          5,013
  Proceeds from short-term borrowings with maturities greater than three months                  ---          9,117          5,050
  Short-term borrowings, net                                                                  (1,640)        (8,179)        (8,420)
  Payments on long-term debt                                                                  (3,150)       (10,492)       (22,877)
  Payments on debt associated with discontinued operations                                   (18,959)           ---            ---
  Issuance of common stock                                                                     3,164          6,397        120,496
  Preferred dividends                                                                            ---            ---         (1,386)
  Other                                                                                       (1,054)        (2,318)        (1,528)
                                                                                          ----------     ----------     ----------
          Net cash provided by financing activities                                          101,769        126,663         96,348
                                                                                          ----------     ----------     ----------
Effects of exchange rate changes on cash and equivalents                                         275           (558)           537
                                                                                          ----------     ----------     ----------
Net increase in cash and equivalents                                                          16,066            338         25,120
Cash and equivalents at beginning of year                                                     52,939         52,601         27,481
                                                                                          ----------     ----------     ----------
Cash and equivalents at end of year                                                        $  69,005     $   52,939     $   52,601
                                                                                          ----------     ----------     ----------
                                                                                          ----------     ----------     ----------


          See accompanying notes to consolidated financial statements.

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         THREE YEARS ENDED MAY 31, 1994
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                1994                   1993                    1992
                                                       ----------------------- ----------------------- -----------------------
                                                         SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Preferred stock:
  Balance at beginning of year                                ---  $      ---         ---  $      ---   2,772,945  $   65,738
  Redemption of $2 par value - issued fiscal 1986             ---         ---         ---         ---  (2,772,945)    (65,738)
  Purchase of minority interest in Triton Europe          522,460      17,978         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                                  522,460      17,978         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Common stock:
  Balance at beginning of year                         35,231,142      35,231  34,649,148      34,649  21,497,255      21,497
  Conversion of $2 par value preferred stock                  ---         ---         ---         ---   3,321,176       3,321
  Exercise of employee stock options and debentures       287,961         288     581,994         582     859,824         860
  Conversion of Liquid Yield Options Notes                    ---         ---         ---         ---   5,274,282       5,274
  Conversion of 8 1/2% Convertible Debentures                 ---         ---         ---         ---     696,611         697
  Issuance of common stock                                    ---         ---         ---         ---   3,000,000       3,000
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                               35,519,103      35,519  35,231,142      35,231  34,649,148      34,649
                                                       ----------- ----------- ----------- ----------- ----------- -----------
Additional paid-in capital:
  Balance at beginning of year                                        502,217                 488,580                 193,139
  Cash dividends, $.50 per preferred stock                                ---                     ---                  (1,386)
  Conversion of $2 par value preferred stock                              ---                     ---                  61,635
  Exercise of employee stock options and debentures                     2,876                   5,815                  10,747
  Conversion of Liquid Yield Options Notes                                ---                     ---                  94,805
  Conversion of 8 1/2% Convertible Debentures                             ---                     ---                  16,834
  Issuance of common stock                                                ---                     ---                 105,889
  Sale of the Company's stock by Crusader                                 ---                   3,920                   6,917
  Utilization of tax loss carryforwards                                   ---                   3,920                     ---
  Other, net                                                               29                     (18)                    ---
                                                                   -----------             -----------             -----------
  Balance at end of year                                              505,122                 502,217                 488,580
                                                                   -----------             -----------             -----------
Accumulated deficit:
  Balance at beginning of year                                       (276,965)               (187,430)                (93,393)
  Net loss                                                             (9,341)                (89,535)                (94,037)
                                                                   -----------             -----------             -----------
  Balance at end of year                                             (286,306)               (276,965)               (187,430)
                                                                   -----------             -----------             -----------
Foreign currency translation adjustment:
  Balance at beginning of year                                         (4,087)                  1,236                   1,793
  Sale of Triton Canada                                                (3,341)                    ---                     ---
  Adjustments due to translation changes                                  265                  (5,323)                   (557)
                                                                   -----------             -----------             -----------
  Balance at end of year                                               (7,163)                 (4,087)                  1,236
                                                                   -----------             -----------             -----------
Other, net:
  Balance at beginning of year                                           (246)                   (307)                 (1,562)
  Valuation reserve on marketable securities                             (955)                    ---                     ---
  Debt guarantee for ESOP                                                 ---                     307                   1,255
  Adjustment for minimum pension liability                                155                    (246)                    ---
                                                                   -----------             -----------             -----------
  Balance at end of year                                               (1,046)                   (246)                   (307)
                                                                   -----------             -----------             -----------
Treasury stock:
  Balance at beginning of year                             57,483        (718)     57,400        (715)     57,250        (709)
  Purchase of treasury stock                                  149          (5)         83          (3)        150          (6)
  Transfer of shares to ESOP                               (3,278)         41         ---         ---         ---         ---
                                                       ----------- ----------- ----------- ----------- ----------- -----------
  Balance at end of year                                   54,354        (682)     57,483        (718)     57,400        (715)
                                                       ----------- ----------- ----------- ----------- ----------- -----------

Total shareholders' equity                                         $  263,422              $  255,432              $  336,013
                                                                   -----------             -----------             -----------
                                                                   -----------             -----------             -----------


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

     The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20% owned affiliates are accounted for using the cost method.

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

     Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment. The Company capitalizes internal costs directly identified with acquisition, exploration and development activities and does not include costs related to production, general overhead or similar activities.

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

     INCOME TAXES

     Effective June 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires deferred tax liabilities or assets be recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year-end. This standard also requires a valuation allowance for deferred tax assets in certain circumstances. The cumulative benefit of the change to the liability based method under SFAS No. 109 in 1993 was $4,017,000. Prior to June 1, 1992, the Company deferred the tax effects of timing differences between financial reporting and taxable income.

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

 2.  PURCHASE OF THE TRITON EUROPE MINORITY INTEREST

     On March 31, 1994, the Company acquired all of the outstanding shares not owned by the Company, representing the minority shareholders' 40.5% interest in Triton Europe plc ("Triton Europe"), in exchange for 522,460 shares of the Company's 5% Convertible Preferred Stock ("5% preferred stock"), with a value of $17,978,000, and $2,551,000 in cash, including transaction costs. The 5% preferred stock is convertible into the Company's common stock on a one for one basis and has a stated value of $34.41. The transaction was recorded as a purchase and accordingly, 100% of Triton Europe's operating results have been included in the Company's results of operations since March 31, 1994. The excess of the purchase price over the carrying value of the minority interest in Triton Europe of $3,485,000 has been allocated to the full cost pools within Triton Europe.


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


     During fiscal 1994, the carrying amounts of the Company's evaluated oil properties in France were written down by $43,201,000 through application of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission" or "SEC") principally as a result of a temporary drop in oil prices and a downward revision in estimated reserves.

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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


 5.  INVESTMENTS IN MARKETABLE SECURITIES

     The amortized cost and estimated fair value of marketable securities are as follows:


                                                            MAY 31, 1994
                                             -----------------------------------------
                                                                GROSS
                                              AMORTIZED      UNREALIZED       MARKET
                                                COST           LOSSES          VALUE
                                             -----------    -----------    -----------
Held-to-maturity:
  Corporate and other debt securities         $  38,528       $    262      $  38,266

Available-for-sale:
  Corporate and other debt securities            29,786            955         28,831
                                              ----------      ---------     ----------
                                              $  68,314       $  1,217      $  67,097
                                              ----------      ---------     ----------
                                              ----------      ---------     ----------


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


     CRUSADER

     Crusader is an Australian public company engaged in oil and gas exploration and production, coal processing and mining, and gas processing in Australia, Canada, Ireland, the United States and other areas. The Company's investment in Crusader's common stock was $29,272,000 and $29,882,000 at May 31, 1994 and 1993, respectively. At May 31, 1994 and

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     1993, the Company's investment in Crusader also included $7,537,000 and $7,055,000, respectively, of convertible subordinated debentures issued by Crusader in 1989, which bear interest at 12% and are due January 31, 1999. The quoted market value of the Company's investment in Crusader's common stock and convertible subordinated debentures at May 31, 1994 was $35,795,000 and $7,780,000, respectively.

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

     AERO

     Aero is a public company that provides aviation related services. The Company sold all of its common stock interest in Aero as of May 20, 1994. The Company loaned to Aero $420,000 in 1994, $2,700,000 in 1993 and $2,000,000 in 1992 and during 1994 retired a $6,910,000 loan of Aero's which the Company had previously guaranteed and collateralized. No loans were outstanding at May 31, 1994. The Company's equity in Aero's loss (based on Aero's results for each of the three years in the period ended March 31, 1994) was nil in 1994, $9,481,000 in 1993 and $14,088,000 in
     1992. The Company's equity in Aero's loss included loss provisions of $7,325,000 in 1993 and $11,769,000 in 1992, relating to the Company's investment in Aero's common and preferred stock and receivables from Aero.

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


 8.  OTHER ASSETS

     Other assets consist of the following:


                                                        MAY 31,
                                              -------------------------
                                                 1994           1993
                                              ----------     ----------
Investment in Colombian pipeline              $  11,108      $   7,567
Securities pledged to secure guarantees          10,155         10,658
Unamortized debt issue costs                      9,347          4,994
Central Llanos pipeline receivable                8,798          1,320
Property held for sale                            3,821          3,399
Cash surrender value of life insurance            3,210          2,398
Defined benefit plans - intangible asset          2,377          2,058
Other                                             3,045          2,004
                                              ----------     ----------

                                              $  51,861      $  34,398
                                              ----------     ----------
                                              ----------     ----------


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


 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are summarized as follows:


                                                                                 MAY 31,
                                                                       -------------------------
                                                                          1994           1993
                                                                       ----------     ----------
Accounts payable, principally trade                                    $   7,088      $   8,976
Income taxes payable                                                       6,440            287
Employee compensation and benefits                                         2,799          2,825
Royalties and property taxes, franchise taxes and other taxes              3,084          5,178
Litigation and environmental matters                                       3,102          4,926
Joint venture billings                                                     3,000          9,656
Stock appreciation rights                                                  1,328          1,898
Other                                                                      3,410          5,094
                                                                       ----------     ----------

                                                                       $  30,251      $  38,840
                                                                       ----------     ----------
                                                                       ----------     ----------


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


     The Company completed the sale of $170,000,000 in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, in December 1993, providing net proceeds to the Company of approximately $124,000,000. The original issue price was 75.1% of par, representing a yield to maturity of 9 3/4%. No interest is payable on the 9 3/4% Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes will accrue at the rate of 9 3/4% per annum and will be payable semi-annually on June 15 and December 15, beginning on June 15, 1997. The Indenture for the 9 3/4% Notes contains financial covenants which include certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control.

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

     The aggregate maturities of long-term debt for the five years ending May 31, 1999 are as follows (thousands of dollars): 1995 - $312; 1996 - $258; 1997 - $259; 1998 - $158,879; and $263 for 1999. The 1998 amount excludes accretion of interest on the 1997 Notes.

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


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     A reconciliation of the differences between the United States federal statutory tax rate and the Company's effective income tax rate follows:


                                                            YEAR ENDED MAY 31,
                                               -----------------------------------------
                                                   1994           1993           1992
                                               -----------   ------------    -----------
United States federal statutory tax rate          (35.0)%        (34.0)%        (34.0)%
Increase (decrease) resulting from:
   United States losses without tax benefit         ---            9.9           20.1
   Net change in valuation allowance                3.8          (14.1)           ---
   Foreign losses without tax benefit              16.0            4.1           13.7
   Tax on earnings of foreign subsidiaries          ---            5.4           (1.8)
   Federal tax rate change                        (10.3)           ---            ---
   Other                                            1.5            ---            ---
                                               -----------   ------------    -----------
                                                  (24.0)%        (28.7)%         (2.0)%
                                               -----------   ------------    -----------
                                               -----------   ------------    -----------


     The deferred income tax provision for 1992 resulted primarily from timing differences in the capitalization, depletion and writedown of costs relating to oil and gas properties.

     The components of the net deferred tax asset and liability are as follows:


                                                                      MAY 31,
                                              -------------------------------------------------------
                                                        1994                          1993
                                              -------------------------     -------------------------
                                                 U.S.         FOREIGN          U.S.         FOREIGN
                                              ---------     -----------     ---------     -----------
Deferred tax asset:
  Net operating loss carryforwards            $  96,054       $  8,884      $  84,625       $  4,944
  Depreciable/depletable property                   ---            ---          2,546            ---
  Credit carryforwards                           14,552            ---          3,135            ---
  Reserves                                        5,354            ---          5,460            187
  Other                                           2,035            316          2,060            705
                                              ---------     -----------     ---------     -----------
Gross deferred tax asset                        117,995          9,200         97,826          5,836
Valuation allowances                            (69,366)        (4,487)       (72,826)           ---
                                              ---------     -----------     ---------     -----------
Net deferred tax asset                           48,629          4,713         25,000          5,836
                                              ---------     -----------     ---------     -----------

Deferred tax liability:
  Accruals                                          ---            ---            ---         (3,475)
  Depreciable/depletable property               (14,203)       (14,750)           ---        (18,122)
                                              ---------     -----------     ---------     -----------

Total net deferred tax liability                (14,203)       (14,750)           ---        (21,597)
                                              ---------     -----------     ---------     -----------
Net deferred tax asset (liability)               34,426        (10,037)        25,000        (15,761)
Less current deferred tax asset (liability)         ---            ---            ---         (2,583)
                                              ---------     -----------     ---------     -----------
Noncurrent deferred tax asset (liability)     $  34,426     $  (10,037)     $  25,000     $  (13,178)
                                              ---------     -----------     ---------     -----------
                                              ---------     -----------     ---------     -----------


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

     The change in valuation allowance primarily reflects the increase in the Company's United States net operating loss carryforward, the effect of contemplated tax planning strategies involving the Company's corporate structure and a reduction in taxable temporary differences in France caused by 1994 writedowns under the SEC ceiling limitation.

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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                                                   MAY 31,
                                                              -----------------------------------------------------
                                                                       1994                          1993
                                                              ------------------------      -----------------------
                                                               DEFINED                       DEFINED
                                                               BENEFIT         SERP          BENEFIT          SERP
                                                                PLAN           PLAN           PLAN            PLAN
                                                              ---------      ---------      ---------      --------
Actuarial present value of benefit
  obligations:
   Vested benefit obligations                                 $  3,669       $  3,357       $  2,921       $  3,069
                                                              ---------      ---------      ---------      --------
                                                              ---------      ---------      ---------      --------

   Accumulated benefit obligations                            $  3,819       $  3,357       $  2,963       $  3,449
                                                              ---------      ---------      ---------      --------
                                                              ---------      ---------      ---------      --------

Projected benefit obligations                                 $  4,408       $  4,241       $  3,487       $  3,708
Plan assets at fair value, primarily
   listed stocks and United States
   government securities                                         3,475            ---          3,556            ---
                                                              ---------      ---------      ---------      --------

Unfunded (funded) projected benefit
   obligations                                                     933          4,241            (69)         3,708
Unrecognized net loss                                             (696)          (401)          (633)          (504)
Prior service cost not yet recognized
   in net periodic pension cost                                   (798)          (172)           ---            ---
Unrecognized net asset (liability) at
   adoption                                                         16         (1,890)            18         (2,058)
Adjustment required to recognize
    minimum liability                                              889          1,579            ---          2,303
                                                              ---------      ---------      ---------      --------

Accrued (prepaid) pension cost                                $    344       $  3,357       $   (684)      $  3,449
                                                              ---------      ---------      ---------      --------
                                                              ---------      ---------      ---------      --------


     A summary of the components of pension expense follows:


                                                                1994           1993           1992
                                                              ---------      ---------      ---------
Service cost - benefits earned during the year                $    733       $    259       $    177
Interest cost on projected benefit obligation                      553            463            455
Actual return on plan assets                                       111           (398)          (246)
Net amortization and deferral                                     (173)           296            162
                                                              ---------      ---------      ---------
                                                              $  1,224       $    620       $    548
                                                              ---------      ---------      ---------
                                                              ---------      ---------      ---------


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

13.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     Redeemable preferred stock of Triton Canada, a former subsidiary, for 1993 was shown net of the unamortized discounts recorded at the date of acquisition. Dividends on the redeemable preferred stocks are included in minority interest in the accompanying consolidated statements of operations. The principal terms and changes in the redeemable preferred stocks are summarized as follows:


                                                                              TRITON
                                               TRITON          TRITON         CANADA
                                               CANADA          CANADA         SENIOR
                                              PREFERRED       PREFERRED      PREFERRED
                                              SERIES A        SERIES B       SERIES 1        TOTAL
                                              ---------       ---------      ---------     ----------
Liquidation value per share                        C$20           C$10           C$10
Cumulative quarterly dividend per share         C$.4625          C$.30          C$.25
Shares outstanding - May 31, 1993               701,400        239,075        165,729
Redemption value at May 31, 1993              $  11,034       $  1,881       $  1,304      $  14,219
                                              ---------       ---------      ---------     ----------
                                              ---------       ---------      ---------     ----------



                                                                              TRITON
                                               TRITON          TRITON         CANADA
                                               CANADA          CANADA         SENIOR
                                              PREFERRED       PREFERRED      PREFERRED
                                              SERIES A        SERIES B       SERIES 1        TOTAL
                                              ---------       ---------      ---------     ----------
Balance at May 31, 1991                       $   9,380       $  2,036       $  2,192      $  13,608
Amortization and translation effect                (309)           (95)          (103)          (507)
Redemption                                          ---            (67)           (62)          (129)
                                              ---------       ---------      ---------     ----------

Balance at May 31, 1992                           9,071          1,874          2,027         12,972
Amortization and translation effect                (332)          (115)           (73)          (520)
Redemption                                         (301)          (100)          (652)        (1,053)
                                              ---------       --------       ---------     ----------
Balance at May 31, 1993                       $   8,438       $  1,659       $  1,302      $  11,399
                                              ---------       ---------      ---------     ----------
                                              ---------       ---------      ---------     ----------


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

     CORPORATE READJUSTMENTS

     To permit payments of common stock dividends from future earnings without being penalized by an accumulated deficit, Article 4.13B of the Texas Business Corporation Act formerly provided that a company may, subject to its board of directors' approval, eliminate that deficit through application of additional paid-in capital. Pursuant to board of directors' approvals on January 12, 1987 and August 6, 1986, the Company eliminated accumulated deficits of $5,253,000 at November 30, 1986 and $28,653,000 at May 31, 1986.

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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARE DATA)


                                              NUMBER OF   OPTION PRICE
                                               SHARES      PER SHARE
                                             ---------- ---------------
Outstanding at May 31, 1991                   1,523,649 $ 8.38 - 21.22
     Granted                                    787,500  19.88 - 52.50
     Exercised                                 (646,551)  8.38 - 21.22
     Cancelled                                  (20,274) 11.29 - 19.22
                                             -----------
Outstanding at May 31, 1992                   1,644,324   8.38 - 52.50
     Granted                                    680,000  28.25 - 41.88
     Exercised                                 (552,828)  8.38 - 35.00
     Cancelled                                  (50,090) 11.29 - 52.50
                                             -----------

Outstanding at May 31, 1993                   1,721,406   8.38 - 42.25
     Granted                                  1,414,800  28.63 - 33.50
     Exercised                                 (133,411)  8.38 - 16.25
     Cancelled                                 (336,250)  8.38 - 42.00
                                             -----------
Outstanding at May 31, 1994                   2,666,545   8.38 - 42.25
                                             -----------
                                             -----------

Shares exercisable:
  May 31, 1992                                  313,437 $ 8.38 - 19.23
  May 31, 1993                                  564,402   8.38 - 42.25
  May 31, 1994                                  563,741   8.38 - 42.25



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


                                                        MAY 31,
                                               ------------------------
                                                 1994            1993
                                               ---------      ---------
Convertible debentures due employees           $  6,355       $  1,906
Promissory notes                                 (6,355)        (1,906)
                                               ---------      ---------

                                               $    ---       $    ---
                                               ---------      ---------
                                               ---------      ---------

Number of shares outstanding                    259,167        163,717
                                               ---------      ---------
                                               ---------      ---------


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

15.  CREDIT RISK CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" requires disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences, if any, of realization or settlement. The table below reflects the financial instruments other than investments in marketable securities (see note 5) for which the fair value differs from the carrying amount of such financial instruments in the Company's balance sheet:


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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     Financial instruments that are potentially subject to concentrations of credit risk consist principally of cash equivalents and receivables. Cash equivalents consist of high credit quality financial instruments. At May 31, 1994 and 1993, no receivable from any customer exceeded 5% of shareholders' equity and, except for the purchasers of the Company's oil production in France and Indonesia during 1994 and in France during 1993 and 1992, no customer accounted for more than 5% of sales and other operating revenues. See note 20. Receivables, principally trade, are shown on the balance sheet net of allowances of $873,000 and $1,162,000 at May 31, 1994 and 1993, respectively.


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


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


17.  STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash payments and noncash investing and financial information follow:


                                                                        YEAR ENDED MAY 31,
                                                             ----------------------------------------
                                                                1994           1993           1992
                                                             ----------      ---------      ---------
Cash paid during the year for:
   Interest (net of amount capitalized)                         $  ---         $  ---       $  2,074
   Income taxes                                                    222          1,321         11,734

Noncash investing and financing
 activities:
   Preferred stock issued for purchase of Triton Europe
      minority interest                                         17,978            ---            ---
   Conversion of long-term debt into common stock                  ---            ---        119,921
   Conversion of preferred stock into common stock                 ---            ---         65,568
   Sale of the Company's shares by Crusader                        ---          3,920          6,917
   Liabilities resulting from acquisitions                         ---          1,265          2,715
   Property and equipment exchanged for
       a long-term note receivable                               1,980            ---            ---


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

     The Company leases office space, other facilities and equipment under various operating leases expiring through 2009. Total rental expense was $2,648,000 in 1994, $3,957,000 in 1993 and $4,987,000 in 1992, including rental expense for discontinued operations of $815,000 and $214,000 for 1993 and 1992, respectively. At May 31, 1994, the minimum payments required, including discontinued operations are as follows (thousands of dollars): 1995 - $3,543; 1996 - $3,843; 1997 - $3,552; 1998 - $3,139; 1999
     - $2,878 and thereafter - $4,174.

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


19.  RELATED PARTY TRANSACTIONS

     Net assets of discontinued operations at May 31, 1993 and investment in affiliates at May 31, 1992 included $1,880,000 and $1,744,000, respectively, due from Aero for fuel purchases. Total fuel sales to Aero were $1,030,000 in 1994, $3,960,000 in 1993 and $2,941,000 in 1992. In
     fiscal 1992, the Company purchased certain equipment from Aero for $547,000 and leased the equipment back to Aero pursuant to an operating lease with annual rentals of $147,000 over a five-year term.

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

     Segment data follows:


                                                                            AVIATION
                                                                OIL         SALES AND
                                                              AND GAS       SERVICES         OTHER     CONSOLIDATED
                                                            -----------     ----------     ----------  ------------
1994:
Sales and other operating revenues                          $   41,239      $  12,903       $  1,951     $   56,093
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Operating loss                                              $  (59,102)     $  (4,087)      $   (249)    $  (63,438)
                                                            -----------     ----------      ---------
                                                            -----------     ----------      ---------

Equity in earnings of affiliates, net                                                                           645
Other income including gain on sale of
   Triton Canada                                                                                             64,296
General corporate expenses                                                                                  (20,785)
Foreign exchange gain                                                                                           252
Writedown of other investments                                                                                 (316)
Interest expense                                                                                             (7,852)
                                                                                                         -----------
Loss from continuing operations
  before income taxes and minority interest                                                              $  (27,198)
                                                                                                         -----------
                                                                                                         -----------

Receivables                                                 $   11,960      $     730       $  1,889     $   14,579
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Identifiable assets                                         $  346,879      $   6,537       $ 13,353     $  366,769
                                                            -----------     ----------      ---------
                                                            -----------     ----------      ---------
Net assets of discontinued operations,
  including receivables of $3,956                                                                             4,566
Investment in unconsolidated affiliates                                                                      36,809
Corporate assets                                                                                            207,957
                                                                                                         -----------

      Total assets at year-end                                                                           $  616,101
                                                                                                         -----------
                                                                                                         -----------

Depreciation, depletion and amortization                    $   17,308      $     669       $  2,513     $   20,490
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------

Capital expenditures, including capitalized interest        $  100,800      $     107       $  3,278     $  104,185
                                                            -----------     ----------      ---------    -----------
                                                            -----------     ----------      ---------    -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                                             AVIATION
                                                                OIL         SALES AND
                                                              AND GAS        SERVICES        OTHER     CONSOLIDATED
                                                           ------------     ----------     ---------- --------------
1993:
Sales and other operating revenues                         $    79,057      $  19,864      $   5,357    $   104,278
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------

Operating loss                                             $  (109,254)     $  (5,143)     $  (1,654)   $  (116,051)
                                                           ------------     ----------     ----------
                                                           ------------     ----------     ----------

Equity in loss of affiliates, net                                                                           (12,493)
Other income                                                                                                  5,962
General corporate expenses                                                                                  (23,375)
Foreign exchange loss                                                                                          (776)
Writedown of other investments                                                                                 (758)
Interest expense                                                                                             (5,287)
                                                                                                        ------------
Loss from continuing operations
  before income taxes, minority interest
  and cumulative effect of
  accounting change                                                                                     $  (152,778)
                                                                                                        ------------
                                                                                                        ------------

Receivables                                                $    14,138      $   1,289      $   1,289    $    16,716
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------

Identifiable assets                                        $   382,120      $  10,510      $   9,294    $   401,924
                                                           ------------     ----------     ----------
                                                           ------------     ----------     ----------
Net assets of discontinued operations,
  including receivables of $16,405                                                                           21,789
Investment in unconsolidated affiliates                                                                      50,115
Corporate assets                                                                                             88,103
                                                                                                        ------------
      Total assets at year-end                                                                          $   561,931
                                                                                                        ------------
                                                                                                        ------------

Depreciation, depletion and amortization                   $    43,598      $   1,351      $   1,455    $    46,404
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------

Capital expenditures, including capitalized interest       $   102,294      $      74      $   1,675    $   104,043
                                                           ------------     ----------     ----------   ------------
                                                           ------------     ----------     ----------   ------------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in tables in thousands)


                                                                            AVIATION
                                                                OIL         SALES AND
                                                              AND GAS       SERVICES         OTHER      CONSOLIDATED
                                                            -----------     ----------     ----------   ------------
1992:
Sales and other operating revenues                          $   84,126      $  28,707      $   6,598     $  119,431
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------

Operating loss                                              $  (42,413)     $  (9,471)     $  (5,181)    $  (57,065)
                                                            -----------     ----------     ----------
                                                            -----------     ----------     ----------

Equity in loss of affiliates, net                                                                           (16,646)
Other income                                                                                                  6,551
General corporate expenses                                                                                  (23,633)
Foreign exchange loss                                                                                        (4,557)
Writedown of other investments                                                                                 (406)
Interest expense                                                                                             (1,631)
                                                                                                         -----------

Loss from continuing operations
  before income taxes and minority
  interest                                                                                               $  (97,387)
                                                                                                         -----------
                                                                                                         -----------

Receivables                                                 $   14,286      $   2,910      $     611     $   17,807
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------

Identifiable assets                                         $  384,762      $  18,664      $  10,639     $  414,065
                                                            -----------     ----------     ----------
                                                            -----------     ----------     ----------
Assets of discontinued operations,
  including receivables of $13,894                                                                           35,873
Investment in unconsolidated affiliates                                                                      71,433
Corporate assets                                                                                             49,798
                                                                                                         -----------

      Total assets at year-end                                                                           $  571,169
                                                                                                         -----------
                                                                                                         -----------

Depreciation, depletion and amortization                    $   38,119      $   1,589      $   1,505     $   41,213
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------

Capital expenditures, including capitalized interest        $   79,864      $     267      $   1,328     $   81,459
                                                            -----------     ----------     ----------    -----------
                                                            -----------     ----------     ----------    -----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


Information about the Company's operations by geographic area follows:


                                      UNITED
                                      STATES       CANADA      FRANCE      COLOMBIA     INDONESIA      OTHER    CONSOLIDATED
                                    ---------    ---------    ---------    ---------    ---------     --------  ------------
1994:
        Sales                       $  18,514    $   6,759    $  17,494    $   5,911    $   7,186     $    229   $   56,093
        Operating loss                 (5,287)         (47)     (49,734)        (503)      (4,582)      (3,285)     (63,438)
        Receivables                     2,786          ---        3,431        5,508        1,303        1,551       14,579
        Identifiable assets            44,030          ---       28,954      237,397        3,978       52,410      366,769

1993:
        Sales                       $  36,702    $  22,651    $  30,897    $   3,474    $  10,449     $    105   $  104,278
        Operating loss                 (4,537)        (986)     (79,336)        (672)     (10,425)     (20,095)    (116,051)
        Receivables                     4,517        4,169        2,357          510        1,571        3,592       16,716
        Identifiable assets            86,142       48,667       78,830      147,280        6,042       34,963      401,924

1992:
        Sales                       $  45,604    $  23,837    $  37,844    $     ---    $  12,146     $    ---   $  119,431
        Operating profit (loss)       (21,333)     (11,389)       2,319         (759)     (13,181)     (12,722)     (57,065)
        Receivables                     5,570        3,478        4,724           65        2,341        1,629       17,807
        Identifiable assets            77,768       52,394      166,970       58,632       19,557       38,744      414,065


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

     On July 15, 1994, Triton Colombia executed a memorandum of understanding with Ecopetrol, BP, TOTAL, TransCanada PipeLines Colombia Limited and IPL Energy (Colombia) Ltd., regarding the proposed formation of a joint stock company to finance and own a pipeline and port facilities. This project is to be constructed and operated for the transport of crude oil from the Cusiana and Cupiagua fields to the port of Covenas. The Company's equity participation under this agreement would be approximately 9.6%. Formation of the joint stock company is subject to numerous conditions, including negotiation and execution of definitive agreements and board approvals.

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

     In the fourth quarter of 1993, the Company recorded a loss provision of $16,077,000 on the discontinued operations of the wholesale fuel segment. The Company also recorded a $25,000,000 income tax benefit, of which $3,920,000 was booked to additional paid-in capital, with the adoption of SFAS No. 109 due to the then pending sale of Triton Canada, the sale of certain domestic properties and anticipated income from Colombian operations.

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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     RESULTS OF OPERATIONS

     The results of operations for oil and gas producing activities, considering direct costs only, follow:


                                      UNITED                                                                              TOTAL
                                      STATES        CANADA        FRANCE      INDONESIA      COLOMBIA       OTHER       WORLDWIDE
                                    ----------    ----------   -----------   -----------    ----------   -----------   -----------
1994:
        Revenues                    $   4,700     $   5,961    $   17,252    $    7,186      $  5,911     $     229    $   41,239
        Costs:
          Production costs              2,436         2,919        10,347         6,413         4,230           281        26,626
          Depletion                     2,290         2,482         9,443         1,363           917           ---        16,495
          Writedown of assets             ---           ---        43,201           922           ---           251        44,374
          Income taxes                    ---           466           ---           ---            85           ---           551
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------

        Results of operations       $     (26)    $      94    $  (45,739)   $   (1,512)     $    679    $     (303)   $ (46,807)
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
1993:
        Revenues                    $  14,032     $  20,423    $   30,574    $   10,449      $  3,474    $      105    $   79,057
        Costs:
          Production costs              2,471        10,431        13,494         5,984         2,411            97        34,888
          Depletion                     6,587         8,633        22,287         4,250           544           ---        42,301
          Writedown of assets             879           ---        66,765         8,734           ---        14,793        91,171
          Income taxes                    ---         1,466           ---           ---           195           ---         1,661
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------

        Results of operations       $   4,095     $    (107)   $  (71,972)   $   (8,519)     $    324    $  (14,785)   $ (90,964)
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------  -----------

1992:
        Revenues                    $  13,423     $  21,042    $   37,515    $   12,146      $    ---    $      ---    $   84,126
        Costs:
          Production costs              2,857        11,874        15,034         4,501           ---           ---        34,266
          Depletion                     8,570         9,155        14,314         4,445           ---           ---        36,484
          Writedown of assets           2,169         6,824           ---        13,672           ---        13,113        35,778
          Income taxes                    558           ---         2,102           ---           ---           ---         2,660
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------

        Results of operations       $    (731)    $  (6,811)   $    6,065    $  (10,472)     $    ---    $  (13,113)   $  (25,062)
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------
                                    ----------    ----------   -----------   -----------     ---------   -----------   -----------


     The Company's equity share of Crusader's results of operations for oil and gas producing activities follows:


                                                                  UNITED
                                    AUSTRALIA       CANADA        STATES         TOTAL
                                   -----------    ----------   -----------    ----------
May 31, 1994                         $  2,904      $    712     $  (1,270)     $  2,346
                                     ---------     ---------    ----------     ---------
                                     ---------     ---------    ----------     ---------

May 31, 1993                         $  3,771      $  1,259     $  (3,338)     $  1,692
                                     ---------     ---------    ----------     ---------
                                     ---------     ---------    ----------     ---------

May 31, 1992                         $  2,856      $    352     $      71      $  3,279
                                     ---------     ---------    ----------     ---------
                                     ---------     ---------    ----------     ---------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     COSTS INCURRED AND CAPITALIZED COSTS

     The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:


                                           UNITED                                                MALAYSIA-               TOTAL
                                           STATES     CANADA     FRANCE    INDONESIA  COLOMBIA   THAILAND     OTHER    WORLDWIDE
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
1994:
      Costs incurred:
        Property acquisition             $     ---   $     94  $     ---   $    ---   $    ---   $    750   $    ---  $     844
        Exploration                            ---        260        205        ---     24,865      4,775     12,366     42,471
        Development                            300      2,022      3,575      1,050     29,833        ---        ---     36,780
      Depletion per equivalent
        barrel of production                  6.58       3.60       8.97       3.09       1.96        ---        ---       5.47

      Cost of properties at year-end:
        Unevaluated                      $  10,094   $    ---  $     212   $    ---   $ 47,833   $ 15,183   $ 23,847  $  97,169
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Evaluated                        $ 190,033   $    ---  $ 266,231   $ 47,677   $118,215   $    ---   $  7,715  $ 629,871
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Support equipment and
         facilities                      $     ---   $    ---  $     ---   $    ---   $ 45,688   $    ---   $    ---  $  45,688
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
      Accumulated depletion
        at year-end                      $ 176,450   $    ---  $ 243,084   $ 46,560   $  1,461   $    ---   $  7,715  $ 475,270
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

1993:
      Costs incurred:
        Property acquisition             $     ---   $    205  $     ---   $    ---   $    ---   $    ---   $  2,781  $   2,986
        Exploration                            ---      1,487      1,677        ---     27,115      2,431      3,647     36,357
        Development                            348      5,703      2,512      1,417     27,988        ---        ---     37,968
      Depletion per equivalent
        barrel of production                  6.81       3.24      15.19       7.93       2.48        ---        ---       7.22

      Cost of properties at year-end:
        Unevaluated                      $  10,514   $  1,321  $     164   $    ---   $ 33,460   $  9,658   $ 11,483  $  66,600
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

        Evaluated                        $ 202,874   $119,393  $ 264,004   $ 46,246   $ 77,890   $    ---   $ 15,589  $ 725,996
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------

       Support equipment and
        facilities                       $     ---   $    ---  $     ---   $    ---   $ 24,983   $    ---   $    ---  $  24,983
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
      Accumulated depletion
        at year-end                      $ 174,419   $ 76,940  $ 190,440   $ 43,983   $    544   $    ---   $ 15,589  $ 501,915
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------
                                         ----------  --------- ----------  ---------  ---------  ---------  --------- ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                           UNITED                                                MALAYSIA-               TOTAL
                                           STATES     CANADA     FRANCE    INDONESIA  COLOMBIA   THAILAND     OTHER    WORLDWIDE
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
1992:
      Costs incurred:
        Property acquisition              $    ---  $     238  $     ---   $    ---   $    ---    $   ---   $  1,579  $   1,817
        Exploration                          1,191      3,287     11,184        ---     20,231      1,603     10,629     48,125
        Development                          2,767      1,158      9,683      7,090      9,224        ---        ---     29,922
      Depletion per equivalent
        barrel of production                  7.68       3.20       7.91       7.24        ---        ---        ---       5.70

      Cost of properties at year-end:
        Unevaluated                      $  10,605  $   1,907  $   9,511   $  2,428   $ 24,069    $ 6,950   $ 20,411  $  75,881
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------

        Evaluated                        $ 202,435  $ 118,199  $ 256,853   $ 42,342   $ 33,846    $   ---   $  4,626  $ 658,301
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------

      Accumulated depletion
        at year-end                      $ 166,950  $  72,390  $ 107,774   $ 30,951   $    ---    $   ---   $  4,626  $ 382,691
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------
                                         ---------- ---------- ----------  ---------  ---------   --------  --------- ----------


     A summary of costs excluded from depletion at May 31, 1994 by year incurred follows:


                                                                                        1991
                                           TOTAL       1994       1993       1992     AND PRIOR
                                        ----------- ---------- ----------  --------- ----------
    Property acquisition                $    6,840  $     750  $   1,965   $    ---  $   4,125
    Exploration                             65,366     25,597     23,452      4,271     12,046
    Major development
     project                                60,972     31,729     29,243        ---        ---
    Capitalized interest                    24,963     16,863      5,545        945      1,610
                                        ----------- ---------- ----------  --------- ----------

        Total worldwide                 $  158,141  $  74,939  $  60,205   $  5,216  $  17,781
                                        ----------- ---------- ----------  --------- ----------
                                        ----------- ---------- ----------  --------- ----------


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

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     The Company's equity share of costs incurred by Crusader follows:


                                                                 UNITED
                                         AUSTRALIA    CANADA     STATES       OTHER     TOTAL
                                         ----------  ---------  ---------    ------- ----------
Cost of property acquisition,
  exploration and development:

      May 31, 1994                       $   2,955   $  1,099   $  1,687     $  ---  $   5,741
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1993                       $   1,631   $  1,153   $    807     $  ---  $   3,591
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1992                       $   3,740   $    680   $  4,110     $  118  $   8,648
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

Net capitalized costs:

      May 31, 1994                       $  27,001   $  4,395   $  3,750     $  ---  $  35,146
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1993                       $  26,336   $  4,374   $  2,846     $  ---  $  33,556
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------

      May 31, 1992                       $  30,851   $  3,984   $  6,337     $  430  $  41,602
                                         ----------  ---------  ---------    ------- ----------
                                         ----------  ---------  ---------    ------- ----------


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


                                        UNITED STATES         CANADA        FRANCE   INDONESIA     COLOMBIA        ARGENTINA
                                       ----------------  ----------------  --------   -------   ---------------    --------
                                         OIL     GAS       OIL     GAS        OIL       OIL       OIL     GAS        OIL
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
Proved developed and
  undeveloped reserves:
    As of May 31, 1991                  2,405   22,072    2,035   99,046    28,352     3,660    13,952  84,110        ---
    Revisions                             449   (1,148)     104   (6,170)   (2,414)   (1,322)      --- (84,110)       ---
    Sales                                (144)    (157)     ---      ---       ---       ---       ---     ---        ---
    Extensions and discoveries            ---      ---      130    2,747       ---       ---    15,284   1,530        ---
    Production                           (421)  (4,172)    (251) (15,675)   (1,809)     (614)      ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1992                  2,289   16,595    2,018   79,948    24,129     1,724    29,236   1,530        ---
    Revisions                              57    8,271      197    6,332   (14,574)     (237)    5,398  14,720          6
    Purchases of minerals in place        ---      ---      ---      ---       101       ---       ---     ---        ---
    Extensions and discoveries              3      104      750    6,498       ---       ---    51,801     ---        ---
    Production                           (397)  (3,421)    (279) (14,329)   (1,467)     (536)     (219)    ---         (6)
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1993                  1,952   21,549    2,686   78,449     8,189       951    86,216  16,250        ---
    Revisions                              23   (1,644)     ---      ---    (2,177)      165     3,682     ---         18
    Sales                              (1,171) (11,426)  (2,584) (74,928)     (502)      ---       ---     ---        ---
    Extensions and discoveries            ---      ---      ---      ---       ---       ---     3,173     ---        ---
    Production                           (156)  (1,150)    (102)  (3,521)   (1,053)     (441)     (467)    ---        (18)
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

    As of May 31, 1994                    648    7,329      ---      ---     4,457       675    92,604  16,250        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------

Proved developed reserves at:
    1992                                2,138   16,396    2,018   79,948     7,468     1,724       ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
    1993                                1,945   21,540    2,516   78,449     8,189       951       ---     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
    1994                                  648    7,329      ---      ---     4,457       675     1,237     ---        ---
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------
                                       ------- --------  ------- --------  --------   -------   ------- -------    --------


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
                                       ------- --------
                                       ------- --------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     The Company's proportional equity interest in Crusader's estimated proved developed and undeveloped oil and gas reserves at May 31 follows:


                       AUSTRALIA            CANADA           UNITED STATES          TOTAL
                   -----------------   -----------------  ------------------   -----------------
                     OIL       GAS       OIL       GAS       OIL       GAS       OIL      GAS
                   -------  --------   -------  --------  --------   -------   -------  --------

1992                1,464    43,923     1,069     2,766       115       308     2,648    46,997
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------

1993                2,803    39,646     1,108     2,615        83       167     3,994    42,428
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------

1994                2,574    40,174       963     2,790        48       122     3,585    43,086
                   -------  --------   -------  --------  --------   -------   -------  --------
                   -------  --------   -------  --------  --------   -------   -------  --------


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


                                                UNITED                                                         TOTAL
                                                STATES       CANADA     FRANCE    INDONESIA    COLOMBIA      WORLDWIDE
                                              ----------     -------  ----------  ---------- ------------- -------------
1994:
      Future cash inflows                     $  23,562      $  ---   $  76,755   $  10,278  $  1,591,448  $  1,702,043
      Future production and
        development costs                         1,945         ---      44,603       7,575       474,382       528,505
                                              ----------     -------  ----------  ---------- ------------- -------------
      Future net cash inflows before
        income taxes                          $  21,617      $  ---   $  32,152   $   2,703  $  1,117,066  $  1,173,538
                                              ----------     -------  ----------  ---------- ------------- -------------
                                              ----------     -------  ----------  ---------- ------------- -------------
      Future net cash inflows before
        income taxes discounted at 10%
        per annum                             $  14,008      $  ---   $  23,147   $   2,570  $    506,022  $    545,747
      Future income taxes discounted at
        10% per annum                               ---         ---         ---         ---       150,537       150,537
                                              ----------     -------  ----------  ---------- ------------- -------------
      Standardized measure of discounted
        future net cash inflows               $  14,008      $  ---   $  23,147   $   2,570  $    355,485  $    395,210
                                              ----------     -------  ----------  ---------- ------------- -------------
                                              ----------     -------  ----------  ---------- ------------- -------------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


                                                UNITED                                                              TOTAL
                                                STATES      CANADA       FRANCE      INDONESIA     COLOMBIA       WORLDWIDE
                                              ----------  -----------  -----------   ---------   ------------   -------------
1993:
      Future cash inflows                     $  70,347   $  162,208   $  163,367    $  18,095   $  1,608,471   $  2,022,488
      Future production and
        development costs                        10,575       85,035       79,593       13,926        498,032        687,161
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Future net cash inflows before
        income taxes                          $  59,772   $   77,173   $   83,774    $   4,169   $  1,110,439   $  1,335,327
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                             $  38,693   $   56,322   $   54,594    $   3,630   $    455,077   $    608,316
      Future income taxes discounted at
        10% per annum                               ---        7,801          ---          ---        149,033        156,834
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Standardized measure of discounted
        future net cash inflows               $  38,693   $   48,521   $   54,594    $   3,630   $    306,044   $    451,482
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

1992:
      Future cash inflows                     $  63,978   $  146,211   $  527,701    $  30,492   $    581,806   $  1,350,188
      Future production and
        development costs                        12,237       82,247      236,150       17,049        347,588        695,271
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Future net cash inflows before
        income taxes                          $  51,741   $   63,964   $  291,551    $  13,443   $    234,218   $    654,917
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                             $  35,485   $   45,489   $  160,581    $  11,560   $     64,969   $    318,084
      Future income taxes discounted at
        10% per annum                               ---        2,921       33,576          ---         19,208         55,705
                                              ----------  -----------  -----------   ---------   ------------   -------------
      Standardized measure of discounted
        future net cash inflows               $  35,485   $   42,568   $  127,005    $  11,560   $     45,761   $    262,379
                                              ----------  -----------  -----------   ---------   ------------   -------------
                                              ----------  -----------  -----------   ---------   ------------   -------------


     The Company's proportional equity interest in Crusader's standardized measure of discounted future net cash inflows follows:


                                                                          UNITED
                                              AUSTRALIA      CANADA       STATES       TOTAL
                                              ----------    ---------    ---------   ----------
 1994                                         $  35,306     $  3,997     $    526    $  39,829
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------

 1993                                         $  35,939     $  6,016     $  1,175    $  43,130
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------

 1992                                         $  31,549     $  4,964     $  1,701    $  38,214
                                              ----------    ---------    ---------   ----------
                                              ----------    ---------    ---------   ----------


                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AMOUNTS IN TABLES IN THOUSANDS)


     Changes in the standardized measure of discounted future net cash inflows follow:


                                                                              MAY 31,
                                                            -----------------------------------------
                                                               1994           1993           1992
                                                            -----------    -----------    -----------
Total worldwide, excluding equity share:
  Beginning of year                                         $  451,482     $  262,379     $  281,664
  Extensions, discoveries and improved recovery                 16,521        276,834         35,959
  Sales, net of production costs                               (14,613)       (44,169)       (49,860)
  Net change in prices and production costs                    (62,628)        (4,958)        91,844
  Purchases of reserves                                            ---            674            ---
  Sales of reserves                                            (83,462)           ---           (936)
  Revisions of quantity estimates                                  879        (58,019)      (111,575)
  Accretion of discount                                         60,831         31,809         34,617
  Development costs incurred                                    36,780         37,968         29,922
  Change in future development costs                           (48,080)        19,228        (53,767)
  Changes in production rates and other                         31,203         30,865         (4,284)
  Net change in income taxes                                     6,297       (101,129)         8,795
                                                            -----------    -----------    -----------

  End of year                                               $  395,210     $  451,482     $  262,379
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------


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


                                               BALANCE AT                       DEDUCTIONS -      BALANCE AT
                                              BEGINNING OF                         AMOUNTS      END OF PERIOD -
                NAME OF DEBTOR                   PERIOD         ADDITIONS         COLLECTED       NOT CURRENT
                --------------                ------------      ----------      ------------    ---------------
Year ended May 31, 1992:
     William I. Lee                            $  1,666         $    ---         $    ---         $  1,666
     Charles B. Crowell                             418              ---              338               80
     Robert W. Puetz                                417              ---              364               53
     John P. Tatum                                  477              ---              424               53
     J. J. Ciavarra, Jr.                            313              ---              253               60
     G. T. Graves, III                              315              ---              275               40
     Michael P. McInerney                           313              ---              273               40
     Gordon M. Smart                                313              ---              273               40
     David E. Gore                                  161              ---               94               67
     Herbert L. Brewer                              422              ---              422              ---
     Charles E. Selecman                            204              ---              204              ---

Year ended May 31, 1993:
     William I. Lee                            $  1,666         $    ---         $    ---         $  1,666
     Charles B. Crowell                              80              ---              ---               80
     Robert W. Puetz                                 53              ---               26               27
     John P. Tatum                                   53              ---              ---               53
     J. J. Ciavarra, Jr.                             60              ---               40               20
     G. T. Graves, III                               40              ---               20               20
     Michael P. McInerney                            40              ---               20               20
     Gordon M. Smart                                 40              ---               20               20
     David E. Gore                                   67              ---               67              ---

Year ended May 31, 1994:
     William I. Lee                            $  1,666         $    ---         $  1,666         $    ---
     Charles B. Crowell                              80              ---               80              ---
     Robert W. Puetz                                 27              ---               27              ---
     John P. Tatum                                   53            1,257              ---            1,310
     J. J. Ciavarra, Jr.                             20              ---               20              ---
     G. T. Graves, III                               20              ---              ---               20
     Michael P. McInerney                            20              ---               20              ---
     Gordon M. Smart                                 20              ---               20              ---
     Thomas G. Finck                                ---            1,508              ---            1,508
     Robert B. Holland, III                         ---            1,005              ---            1,005
     Peter Rugg                                     ---            1,005              ---            1,005
     Al E. Turner                                   ---              754              ---              754
     Nick De'Ath                                    ---              754              ---              754


____________________
Note - The Company has a convertible debenture plan under which key management personnel, consultants and other persons providing service to the Company may purchase debentures that are convertible into shares of the Company's common stock. The participants in the plan purchased the debentures by delivery of promissory notes to the Company. Such promissory notes are listed above. The promissory notes are secured by the debentures which are held as security by the Company, are due on the earlier of ten years from date of issuance or termination of employment and require annual interest payments equal to prime plus 1/8%.


                                                                      SCHEDULE V

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                             BALANCE AT                                                     BALANCE
                                              BEGINNING      ADDITIONS     RETIREMENTS       OTHER         AT CLOSE
             CLASSIFICATIONS                   OF YEAR        AT COST       OR SALES        CHANGES         OF YEAR
            ------------------               -----------    -----------    ------------   -----------    ------------
Year ended May 31, 1992:
   Oil and gas properties                    $  675,914     $   79,864     $    14,690    $   (6,906)    $   734,182
   Gas gathering and trans-
     mission facilities                          12,321            ---           9,403           ---           2,918
   Other                                         55,580          5,750           1,709          (119)         59,502
                                             -----------    -----------    ------------   -----------    ------------
                                             $  743,815     $   85,614     $    25,802    $   (7,025)    $   796,602
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------

Year ended May 31, 1993:
   Oil and gas properties                    $  734,182     $  102,294     $    11,891    $   (7,006)    $   817,579
   Gas gathering and trans-
     mission facilities                           2,918            ---           2,647           ---             271
   Other                                         59,502         11,779           6,288       (27,550)         37,443
                                             -----------    -----------    ------------   -----------    ------------
                                             $  796,602     $  114,073     $    20,826    $  (34,556)    $   855,293
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------

Year ended May 31, 1994:
   Oil and gas properties                    $  817,579     $  100,800     $   142,252    $   (3,399)    $   772,728
   Gas gathering and trans-
     mission facilities                             271            ---             271           ---             ---
   Other                                         37,443          3,385          16,249          (185)         24,394
                                             -----------    -----------    ------------   -----------    ------------
                                             $  855,293     $  104,185     $   158,772    $   (3,584)    $   797,122
                                             -----------    -----------    ------------   -----------    ------------
                                             -----------    -----------    ------------   -----------    ------------


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


                                   BALANCE AT      ADDITIONS                                     BALANCE
                                    BEGINNING     CHARGED TO     RETIREMENTS       OTHER        AT CLOSE
     CLASSIFICATIONS                 OF YEAR       EARNINGS       OR SALES        CHANGES        OF YEAR
     ---------------               -----------    -----------    -----------    -----------    -----------
Year ended May 31, 1992:
   Oil and gas properties          $  325,205     $   72,262      $  11,090     $   (3,686)    $  382,691
   Gas gathering and trans-
     mission facilities                 9,740          1,071          8,406            ---          2,405
   Other                               17,008          9,753          1,152            (82)        25,527
                                   -----------    -----------     ----------    -----------    -----------
                                   $  351,953     $   83,086      $  20,648     $   (3,768)    $  410,623
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------

Year ended May 31, 1993:
   Oil and gas properties          $  382,691     $  133,472      $   9,961     $   (4,287)    $  501,915
   Gas gathering and trans-
     mission facilities                 2,405            159          2,429            ---            135
   Other                               25,527          9,396          1,797        (10,034)        23,092
                                   -----------    -----------     ----------    -----------    -----------
                                   $  410,623     $  143,027      $  14,187     $  (14,321)    $  525,142
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------

Year ended May 31, 1994:
   Oil and gas properties          $  501,915     $   60,869      $  85,676     $   (1,838)    $  475,270
   Gas gathering and trans-
     mission facilities                   135             14            149            ---            ---
   Other                               23,092          2,483         12,158            (63)        13,354
                                   -----------    -----------     ----------    -----------    -----------
                                   $  525,142     $   63,366      $  97,983     $   (1,901)    $  488,624
                                   -----------    -----------     ----------    -----------    -----------
                                   -----------    -----------     ----------    -----------    -----------


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


                                                                   SCHEDULE VIII

                   TRITON ENERGY CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 1994
                                 (IN THOUSANDS)


                                                                   ADDITIONS
                                                            --------------------------
                                             BALANCE AT                     CHARGED TO                     BALANCE
                                              BEGINNING     CHARGED TO         OTHER                      AT CLOSE
     CLASSIFICATIONS                           OF YEAR       EARNINGS        ACCOUNTS      DEDUCTIONS      OF YEAR
                                             -----------    -----------     ----------     ----------    -----------
Year ended May 31, 1992 -
  Allowance for doubtful
     receivables                              $   2,632      $   2,648        $    14      $    (516)     $   4,778
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

Year ended May 31, 1993 -
  Allowance for doubtful
     receivables                              $   4,778      $     964        $   ---      $  (4,580)     $   1,162
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

  Allowance for deferred
     tax asset                                $     ---      $  72,826        $   ---      $     ---      $  72,826
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

Year ended May 31, 1994 -
  Allowance for doubtful
     receivables, excluding
     discontinued operations                  $   1,162      $    (149)       $     4      $    (144)     $     873
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------

  Allowance for deferred
     tax asset                                $  72,826      $   1,027        $   ---      $     ---      $  73,853
                                              ----------     ----------       --------     ----------     ----------
                                              ----------     ----------       --------     ----------     ----------


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


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 Crusader Limited

We have audited the consolidated financial statements of Crusader Limited and subsidiaries as listed in the accompanying index, which, as described in note 1(a), have been prepared on the basis of accounting principles accepted in the United States by restating the primary consolidated financial statements of Crusader Limited which are denominated in Australian dollars and prepared in accordance with Australian Accounting Standards. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                  KPMG PEAT MARWICK


Brisbane, Australia
August 14, 1992

                        CRUSADER LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                             YEAR ENDED MAY 31, 1992
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Revenue:
   Sales and other operating revenues                        $  78,825
   Interest                                                      7,678
   Other income                                                    583
                                                             ----------
                                                                87,086
                                                             ----------
 Costs and expenses:
   Operating                                                    54,390
   General and administrative                                   12,020
   Depreciation and depletion                                   15,607
   Writedown of assets                                           9,876
   Foreign exchange gain                                          (739)
   Interest                                                      5,433
                                                             ----------
                                                                96,587
                                                             ----------

                                                                (9,501)
 Gain on disposal of investment securities (note 2)              8,698
                                                             ----------

       Loss before income taxes and minority interest             (803)
 Income taxes (note 3)                                           6,276
                                                             ----------

                                                                (7,079)
 Minority interest in loss of subsidiaries                       9,524
                                                             ----------

       Net earnings                                          $   2,445
                                                             ----------
                                                             ----------

 Net earnings per common share                               $    0.03
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

                        CRUSADER LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             YEAR ENDED MAY 31, 1992
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   TOTAL
                                             COMMON STOCK           ADDITIONAL                   CURRENCY         TOTAL
                                        ------------------------      PAID-IN       RETAINED    TRANSLATION   SHAREHOLDERS'
                                           SHARE         AMOUNT       CAPITAL       EARNINGS    ADJUSTMENTS      EQUITY
                                        -----------    ----------  ------------    ----------   -----------   -------------
Balance at May 31, 1991                 94,509,180     $  18,616     $  14,617     $  57,696    $  (11,130)    $  79,799
Net earnings                                   ---           ---           ---         2,445           ---         2,445
Cash dividends, A$.025 per share               ---           ---           ---        (1,807)          ---        (1,807)
Convertible subordinated unsecured
  notes converted to common stock              643           ---           ---           ---           ---           ---
Foreign currency translation
  adjustment                                   ---           ---           ---           ---            18            18
                                        -----------    ----------    ----------    ----------   -----------    ----------

Balance at May 31, 1992                 94,509,823     $  18,616     $  14,617     $  58,334    $  (11,112)    $  80,445
                                        -----------    ----------    ----------    ----------   -----------    ----------
                                        -----------    ----------    ----------    ----------   -----------    ----------


          See accompanying notes to consolidated financial statements.

                        CRUSADER LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


Cash flows from operating activities:
  Net earnings                                                                              $  2,445
  Adjustments to reconcile net earnings to net cash flow from operating activities:
    Depreciation and depletion                                                                15,607
    Writedown of assets                                                                        9,876
    Receivables                                                                              (11,378)
    Inventories                                                                                1,897
    Prepaid expenses and other current assets                                                    349
    Deferred revenue                                                                          24,122
    Accounts payable and accrued liabilities                                                   2,872
    Income tax payable                                                                         9,250
    Deferred income tax                                                                       (7,289)
    Gain on disposal of investment securities                                                 (8,698)
    Foreign exchange transaction gain                                                           (739)
    Minority interest in loss of subsidiary                                                   (9,524)
                                                                                            ---------

      Net cash provided by operating activities                                               28,790
                                                                                            ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                        (37,420)
  Proceeds from disposal of property and equipment                                               497
  Proceeds from disposal of investment securities                                             14,084
  Loan to Triton Energy Corporation                                                            3,500
  Other assets                                                                                  (137)
                                                                                            ---------

      Net cash used in investing activities                                                  (19,476)
                                                                                            ---------

Cash flows from financing activities:
  Short-term borrowings, net                                                                  (1,257)
  Proceeds from long-term debt                                                                17,138
  Payments on long-term debt                                                                 (13,278)
  Other liabilities                                                                              (54)
  Dividends paid                                                                              (1,807)
                                                                                            ---------

     Net cash provided by financing activities                                                   742
                                                                                            ---------

Effects of exchange rate changes on cash                                                       3,418
                                                                                            ---------

Net increase in cash                                                                          13,474
Cash and equivalents at beginning of year                                                     30,381
                                                                                            ---------

Cash and equivalents at end of year                                                         $ 43,855
                                                                                            ---------
                                                                                            ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                                    $  5,374
                                                                                            ---------
                                                                                            ---------

    Income taxes                                                                            $  4,207
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

     Costs related to exploration and development of hardrock mineral properties are capitalized in respect of each separate area of interest until such time as a discovery is made or the area is abandoned. Exploration and development expenditures which are not expected to be recovered from future production or those associated with abandoned properties are charged to expense at the time impairment of value is determined. Costs related to producing areas are amortized on the units-of-production method based on total reserves applicable to the area.

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

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (f)  EARNINGS PER COMMON SHARE

     Earnings per common share is based on earnings applicable to the weighted average shares outstanding. Shares issuable upon conversion of the convertible notes issued during 1989 are excluded from the computation as the effect is antidilutive.

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
                                                 ----------
                                                 ----------


     A reconciliation of the differences between the amounts computed by applying the Australian federal statutory tax rate of 39% to loss before income taxes and minority interest and the actual income taxes for the year ended May 31, 1992 follows (in thousands):


Computed "expected" tax benefit                               $   (313)
Increase (decrease) resulting from:
   Nontaxable gain on disposals of assets                       (3,162)
   Operating losses, no tax benefit recognized                   7,574
   Capital allowance                                              (261)
   Nonallowed depletion and abandonments                         1,931
   Variance of tax rates                                            56
   All other, net                                                  451
                                                              ---------
                                                              $  6,276
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

     On June 18, 1991, the Supreme Court of South Australia decided that this January 1, 1987 review and adjustment was invalid. The effect of this decision is that the January 1, 1987 review and adjustment will be redone and meanwhile each party will be restored to their pre-January 1, 1987 participation factors. Two further review and adjustments, effective retroactive to January 1, 1989 and January 1, 1991, have been suspended pending the outcome of the January 1, 1987 review and adjustment.

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

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT DATA

     The Company is engaged principally in oil and gas exploration and production, coal mining, coal processing and gas processing. Segment data follows for 1992 (thousands of dollars):


                                               OIL AND          COAL           COAL           GAS
                                                 GAS           MINING       PROCESSING     PROCESSING    CONSOLIDATED
                                              ----------     ----------     ----------     ----------    -----------
Sales                                         $  39,431      $  34,354       $  2,042       $  2,998      $  78,825
                                              ----------     ----------      ---------      ---------     ----------
                                              ----------     ----------      ---------      ---------     ----------
Operating profit (loss)                       $   2,186      $ (11,537)      $ (3,631)      $    (86)     $ (13,068)
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Gain on disposal of
  investment securities                                                                                       8,698
Interest and other income                                                                                     9,000
Interest expense                                                                                             (5,433)
                                                                                                          ----------
  Loss before income
   taxes and minority interest                                                                            $    (803)
                                                                                                          ----------
                                                                                                          ----------

Receivables                                   $   5,206      $   3,178       $    849       $    ---      $   9,233
                                              ----------     ----------      ---------      ---------     ----------
                                              ----------     ----------      ---------      ---------     ----------

Identifiable assets                           $ 141,687      $  33,138       $ 18,045       $ 11,158      $ 204,028
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Corporate assets and investments                                                                             35,326
                                                                                                          ----------

  Total assets at end of year                                                                             $ 239,354
                                                                                                          ----------
                                                                                                          ----------

Depreciation and depletion                    $  12,129      $   1,448       $    276       $  1,366      $  15,219
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Corporate depreciation                                                                                          388
                                                                                                          ----------

                                                                                                          $  15,607
                                                                                                          ----------
                                                                                                          ----------

Capital expenditures                          $  17,344      $   1,261       $ 16,717       $    136      $  35,458
                                              ----------     ----------      ---------      ---------
                                              ----------     ----------      ---------      ---------

Corporate capital expenditures                                                                                1,962
                                                                                                          ----------

                                                                                                          $  37,420
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

     Subsequent to May 31, 1992, the Company sold its two Indonesian subsidiaries which conducted its coal operations in South East Asia for $5,160,000 in cash. The cash proceeds are to be used to improve working capital. The loss resulting from this sale of $3,135,000 has been reflected in the writedown of unevaluated coal properties in the year ended May 31, 1992.

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


                                      AUSTRALIA            CANADA           UNITED STATES      TOTAL WORLDWIDE
                                  -----------------   -----------------   -----------------   -----------------
                                  LIQUIDS     GAS     LIQUIDS    GAS      LIQUIDS     GAS     LIQUIDS     GAS
                                  -------   -------   -------  --------   -------   -------   -------   -------
Balance at May 31, 1991            3,109    89,328     1,762     5,730       407     1,135     5,278    96,193
Revisions                            618     7,088       588      (469)      (15)     (221)    1,191     6,398
Extensions and discoveries           ---       ---       174       696        36        33       210       729
Production                          (791)   (8,323)     (379)     (410)     (197)     (330)   (1,367)   (9,063)
                                  -------  --------   -------   -------    ------  --------   -------  --------

Balance at May 31, 1992            2,936    88,093     2,145     5,547       231       617     5,312    94,257
                                  -------  --------   -------   -------    ------  --------   -------  --------
                                  -------  --------   -------   -------    ------  --------   -------  --------

Proved developed reserves
   at May 31, 1992                 2,830    82,627     2,145     5,547       231       617     5,206    88,791
                                  -------  --------   -------   -------    ------  --------   -------  --------
                                  -------  --------   -------   -------    ------  --------   -------  --------


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

                        CRUSADER LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            UNITED          TOTAL
                                                             AUSTRALIA       CANADA         STATES        WORLDWIDE
                                                            -----------    ----------     -----------     ----------
Future cash flows                                            $ 210,532       $ 40,732        $ 5,024      $ 256,288
Future production and development costs                         71,033         19,544          1,006         91,583
                                                             ----------      --------        --------     ----------

   Future net cash inflows before income taxes               $ 139,499       $ 21,188        $ 4,018      $ 164,705
                                                             ----------      --------        --------     ----------
                                                             ----------      --------        --------     ----------

Future net cash inflows before income taxes
 discounted at 10% per annum                                 $  92,824       $ 15,217        $ 3,412      $ 111,453
Future income taxes discounted at 10% per annum                 29,548          5,262            ---         34,810
                                                             ----------      --------        --------     ----------
   Standardized measure of discounted
    future net cash flows                                    $  63,276       $  9,955        $ 3,412      $  76,643
                                                             ----------      --------        --------     ----------
                                                             ----------      --------        --------     ----------


     Changes in the standardized measure of discounted future cash flows follow (thousands of dollars):


Beginning of year                                            $  81,400
Extensions and discoveries                                       1,873
Sales, net of production costs                                 (25,037)
Net change in prices and production costs                       (3,512)
Revisions of quantity estimates                                 11,481
Accretion of discount                                           11,789
Changes in production rates and other                           (3,033)
Net change in income taxes                                       1,682
                                                             ---------
End of year                                                  $  76,643
                                                             ---------
                                                             ---------



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

                                                                      SCHEDULE V
                        CRUSADER LIMITED AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


                                   BALANCE AT                                        BALANCE
                                    BEGINNING   ADDITIONS  RETIREMENTS    OTHER     AT CLOSE
 CLASSIFICATIONS                     OF YEAR     AT COST    OR SALES     CHANGES     OF YEAR
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


                                                                     SCHEDULE VI
                        CRUSADER LIMITED AND SUBSIDIARIES
                     ACCUMULATED DEPRECIATION AND DEPLETION
                            OF PROPERTY AND EQUIPMENT
                             YEAR ENDED MAY 31, 1992
                                 (IN THOUSANDS)


                                   BALANCE AT   ADDITIONS                            BALANCE
                                    BEGINNING  CHARGED TO  RETIREMENTS    OTHER     AT CLOSE
 CLASSIFICATIONS                     OF YEAR    EARNINGS    OR SALES     CHANGES     OF YEAR
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


- -------------------------
Note - Other changes principally represent foreign currency translation adjustments.

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