Form 10-Q
period 1994-08-31
TRITON ENERGY CORP
filed 1994-10-14
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 1994

                                      OR

 (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from ____________  to  ____________

                        Commission file Number: 1-7864

                          TRITON ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

         Texas                                               75-1151855
(State or other jurisdiction of incorporation     (I.R.S. Employer
 or organization)                                  Identification No.)



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

                                   YES x              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



 Title of Each Class of Common Stock     Number of Shares
Outstanding at September 30, 1994
Common Stock, par value $1.00 per share        35,502,755


                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                    INDEX





PART I.  Financial Information                                            Page No.
                                                                          --------
Item 1.  Financial Statements
Consolidated Condensed Statements of Operations -
Three months ended August 31, 1994 and 1993                                      2
Consolidated  Condensed Balance Sheets -
August 31, 1994 and May 31, 1994                                                 3
Consolidated Condensed Statements of Cash Flows -
Three months ended August 31, 1994 and 1993                                      4
Consolidated Condensed Statement of Shareholders' Equity -
Three months ended August 31, 1994                                               5
Notes to Consolidated Condensed Financial Statements                             6
Review of Independent Accountants                                                9
Review Report of Independent Accountants                                        10
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           11
PART II.  Other Information
Item 6.  Exhibits and Reports on Form 8-K                                       16


                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three months ended August 31, 1994 and 1993
                     (Thousands, except per share amounts)
                                 (Unaudited)


                                                               1994      1993
Revenues:
Sales and other operating revenues                         $ 12,614   $22,565
 Gain on sale of Triton Canada common stock                     ---    47,865
Other income                                                  2,250     5,542

                                                             14,864    75,972

Costs and expenses:
Operating including nil and $2,075 to affiliate               7,952    13,274
General and administrative                                    7,010     7,060
Depreciation, depletion and amortization                      3,338     8,238
Writedown of assets                                             984    12,262
Interest                                                      2,922     2,918
Equity in earnings of affiliates, net                          (648)     (362)
Foreign exchange gain                                           (12)   (1,166)

                                                             21,546    42,224
Earnings (loss) before income taxes and minority interest    (6,682)   33,748
Income tax expense                                            1,491     1,954

                                                             (8,173)   31,794
Minority interest in loss of subsidiaries                       ---     3,284
Net earnings (loss)                                        $ (8,173)  $35,078

Weighted average number of common shares outstanding         34,924    34,651

Net earnings (loss) per common share                       $  (0.23)  $  1.01

















    See accompanying notes to consolidated condensed financial statements

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of dollars)





                                                                    August 31,
ASSETS                                                                     1994   May 31,
                                                                     (Unaudited)       1994
Current assets:
Cash and equivalents                                                $    30,212   $  69,005
Short-term marketable securities                                         48,140      63,431
Receivables, principally trade                                           14,321      14,579
Inventories                                                               2,908       3,396
Net assets of discontinued operations                                     3,087       4,566
Prepaid expenses and other                                                4,991         699

Total current assets                                                    103,659     155,676
Long-term marketable securities                                          28,858      28,831
Property and equipment, at cost, less accumulated depreciation and
     depletion of $489,449 and $488,624, respectively                   351,435     308,498
Investments and other assets                                            130,636     123,096
                                                                    $   614,588   $ 616,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                              $       257   $     312
Short-term borrowings                                                     7,669       1,640
Accounts payable and accrued liabilities                                 24,094      30,251
Liabilities of discontinued operations                                    4,299       6,700
Total current liabilities                                                36,319      38,903

Long-term debt, excluding current installments                          302,528     294,441
Deferred income taxes                                                    11,462      10,037
Deferred income and other                                                 8,012       9,298
Convertible debentures due to employees                                     ---         ---

Shareholders' equity:
Preferred stock, no par value                                            17,978      17,978
Common stock, par value $1                                               35,534      35,519
Additional paid-in capital                                              505,370     505,122
Accumulated deficit                                                    (294,479)   (286,306)
Foreign currency translation adjustment                                  (6,617)     (7,163)
Other                                                                      (942)     (1,046)
                                                                        256,844     264,104
Less cost of common stock in treasury                                       577         682

Total shareholders' equity                                              256,267     263,422

Commitments and contingencies (Note 5)
                                                                    $   614,588   $ 616,101

     Oil and gas properties are accounted for using the full cost method See accompanying notes to consolidated condensed financial statements

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended August 31, 1994 and 1993
                            (Thousands of dollars)
                                 (Unaudited)



                                                                   1994       1993
Cash flows from operating activities:

Net earnings (loss)                                            $ (8,173)  $ 35,078
Adjustments to reconcile net earnings (loss) to net cash
used by operating activities:
Depreciation, depletion and amortization                          3,338      8,238
      Amortization of debt discount                               2,922      2,918
Gain on sale of Triton Canada common stock                          ---    (47,865)
Equity in earnings of affiliates                                   (648)      (289)
Writedown of assets                                                 984     12,262
Foreign exchange gain                                               (12)    (1,166)
Deferred income taxes, minority interest and other                2,334    (11,483)
Changes in working capital pertaining to operating activities      (727)    (1,358)

Net cash provided (used) by operating activities                     18     (3,665)

Cash flows from investing activities:
Capital expenditures and investments                            (42,069)   (20,411)
Proceeds from sale of domestic properties                           ---     15,391
Purchases of short-term investments                              (5,879)    (4,967)
Proceeds from short-term investments                             11,300     14,859
Other, principally pledged securities in 1994                    (8,335)     1,052

Net cash provided (used) by investing activities                (44,983)     5,924

Cash flows from financing activities:
Proceeds from short-term borrowings with maturities
greater than three months                                         7,989        ---
Short-term borrowings, net                                       (1,960)      (820)
Proceeds from long-term debt                                        ---      1,448
Payments on long-term debt                                         (132)    (1,254)
Other                                                               243     (2,021)

Net cash provided (used) by financing activities                  6,140     (2,647)

Effect of exchange rate changes on cash and equivalents              32        110

Net decrease in cash and equivalents                            (38,793)      (278)
Cash and equivalents at beginning of period                      69,005     52,939

Cash and equivalents at end of period                          $ 30,212   $ 52,661

Cash paid during the periods for:
Interest (net of amount capitalized)  $---  $---
Income taxes                           ---    72




                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      Three months ended August 31, 1994
                            (Thousands of dollars)
                                 (Unaudited)



                                                  Additional                                      Total
                              Preferred  Common   paid-in     Accumulated              Treasury   shareholders'
                              stock      stock    capital     deficit       Other      stock      equity
Balances at May 31, 1994      $  17,978  $35,519  $  505,122  $  (286,306)  $ (8,209)  $   (682)  $     263,422
Net loss                            ---      ---         ---       (8,173)       ---        ---          (8,173)
Foreign currency translation
     adjustment                     ---      ---         ---          ---        546        ---             546
Exercise of employee stock
     options                        ---       15         110          ---        ---        ---             125
Other                               ---      ---         138          ---        104        105             347
Balances at
   August 31, 1994            $  17,978  $35,534  $  505,370  $  (294,479)  $ (7,559)  $   (577)  $     256,267

     See accompanying notes to consolidated condensed financial statements

                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


1.     General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of August 31, 1994, and the results of its operations for the three months ended August 31, 1994 and 1993, its cash flows for the three months ended August 31, 1994 and 1993, and shareholders' equity for the three months ended August 31, 1994. The results of operations for the three months ended August 31, 1994 and 1993, are not necessarily indicative of the final results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

2.     Investments in Marketable Securities

Effective May 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of shareholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income.
Investments that will be held-to-maturity are classified based on the stated maturity of the securities. The cumulative effect of adopting this standard of $955,000 as of May 31, 1994 was recorded as a valuation reserve in shareholders' equity. The valuation reserve in shareholders' equity was $851,000 at August 31, 1994. Prior to the adoption of SFAS No. 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.

 3.     Divestitures

As a result of selling its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton Canada"), the Company recorded a pretax gain of $47,865,000 during the first quarter of fiscal 1994. Net proceeds of $59,029,000 were received in the second quarter of fiscal 1994.

In August 1993, the Company sold a substantial portion of its United States working interest properties for net proceeds of $15,391,000, resulting in a pretax gain of $4,186,000. The properties that were sold accounted for approximately 51% of discounted future net revenues associated with United States proved reserves at May 31, 1993.

                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.     Writedown of Assets

During the three months ended August 31, 1994 and 1993, the carrying amounts of the Company's evaluated oil and gas properties in the United States and France were written down by $984,000 and $12,262,000, respectively, principally as a result of lower oil and gas prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

 5.     Commitments and Contingencies

 Commitments

Tests of the first eight wells in the Company's Cusiana and Cupiagua fields in Colombia indicate significant oil discoveries on which the Company expects to incur significant capital expenditures in the seven months ended December 31, 1994 for exploratory and development drilling, pipeline and production facilities and related activities. The Company's capital budget for the seven months ending December 31, 1994 is approximately $110,000,000, excluding capitalized interest, of which approximately $85,000,000 relates to Colombia. The Company believes that current working capital plus anticipated cash flows will be sufficient to finance necessary expenditures into at least mid-1995.

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

Guarantees

The Company has guaranteed $8,555,000 of loans related to its ownership in a Colombian pipeline and $5,092,000 and $2,114,000 for future exploration in Argentina and Italy, respectively. The Company has also guaranteed up to $1,300,000 in indebtedness that may be incurred by the chief executive officer of the Company to finance the construction of his primary residence.

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


     Other Litigation

The Company is subject to ordinary litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's consolidated financial condition.

6.     Subsequent Events

On September 2, 1994, the Company filed a shelf registration statement with the Commission to register $127,000,000 face amount of securities consisting of Debt Securities, Preferred Stock, Common Stock and Warrants, which may include any combination thereof.

On October 7, 1994, Crusader Limited, a 49.9% owned subsidiary of the Company, sold a significant portion of its oil and gas properties in the United States for approximately $2 million and recorded a loss thereon. The Company's equity share of the net loss was approximately $.7 million.

REVIEW OF INDEPENDENT ACCOUNTANTS



Price Waterhouse LLP, independent accountants, have reviewed the consolidated condensed balance sheet as of August 31, 1994, and the related consolidated condensed statements of operations for the three months ended August 31, 1994 and 1993, the consolidated condensed statements of cash flows for the three months ended August 31, 1994 and 1993, and the consolidated condensed statement of shareholders' equity for the three months ended August 31, 1994, included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying independent accountant's review report.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
  Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of August 31, 1994, the related consolidated condensed statements of operations for the three months ended August 31, 1994 and 1993, the consolidated condensed statements of cash flows for the three months ended August 31, 1994 and 1993 and the consolidated condensed statement of shareholders' equity for the three months ended August 31, 1994. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1994, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated July 19, 1994, we expressed an unqualified opinion on those consolidated financial statements. Our report included a paragraph explaining that the Company changed its method of accounting for investments in marketable securities at May 31, 1994 and its accounting for income taxes in 1993. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of May 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE  LLP



Dallas, Texas
October 3, 1994

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


 Liquidity and Capital Resources

        Net working capital was $67.3 million and $116.8 million at August 31, 1994 and May 31, 1994, respectively, while the Company's debt as a percentage of total capital was 55% at August 31, 1994 and 53% at May 31, 1994. Cash, cash equivalents and marketable securities totaled $107.2 million and $161.3 million at August 31, 1994 and May 31, 1994, respectively.

       The Company incurred capital expenditures and other capital investments of $42.1 million, and $20.4 million during the three months ended August 31, 1994 and 1993, respectively, primarily resulting from exploration and development of the Cusiana and Cupiagua Fields in Colombia. Capital expenditures incurred during the three months ended August 31, 1994 were funded by cash and equivalents and proceeds from both short-term investments ($11.3 million) and short-term debt ($8 million). The principal source of funds for the three months ended August 31, 1993 used to support operations, capital expenditures and financing activities, were the sale of United States properties ($15.4 million) and proceeds from short-term investments ($14.9 million).

 Capital Requirements and Funding Alternatives

     Continued funding for development of the oil fields in Colombia, including drilling and production facilities, as well as commitments for seismic, drilling and other exploration expenditures under various license, production sharing and other agreements, will require significant capital. The Company believes that, as of August 31, 1994, cash and marketable securities will be sufficient to fund currently anticipated capital expenditures into 1995. In addition, the Company has received a commitment from the Export-Import Bank of the United States (Eximbank) for a guarantee of up to $35 million of borrowings to purchase United States-sourced capital equipment under credit facilities to be negotiated. The Company's capital budget for the seven months ending December 31, 1994 (the Company's new fiscal year end) is approximately $110 million, excluding capitalized interest, of which approximately $85 million relates to Colombia.

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

     Negotiations are continuing among the Company and the other Cusiana Field working interest owners and TransCanada PipeLine Colombia Limited and IPL Energy (Colombia) Ltd. regarding more specific terms and definitive agreements contemplated by a previously executed memorandum of understanding relating to the formation of a jointly owned pipeline company. The pipeline company would construct, own and operate facilities to transport increased production from the field. Binding agreements among the parties have not yet been reached nor have commitments for financing been obtained.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations

         The Company reported a net loss of $8.2 million for the three months ended August 31, 1994 compared to net income of $35.1 million in the comparable 1993 period. The decrease in 1994 resulted principally from gains realized in 1993 on the sale of Triton Canada common stock and other assets, offset somewhat by lower writedowns in 1994.

Revenues

       Sales and other operating revenues were $12.6 million in 1994 and $22.6 million in 1993. Oil and gas revenues decreased by $7.4 million, aviation sales $1.2 million and gas gathering and pipeline sales $1.3 million principally from the sale of Triton Canada and non-core assets. Total revenues in 1993 included a $47.9 million gain on the sale of the Company's investment in Triton Canada. Other income decreased during 1994 due to a $4.2 million gain realized in 1993 on the sale of United States oil and gas properties offset by an increase in interest income of $1.1 million during 1994 resulting from the investment of proceeds of the 9 3/4% Senior Subordinated Discount Notes (9 3/4% Notes) issued in December 1993.

Costs and Expenses

         Operating expenses of $8 million for 1994 decreased $5.3 million from 1993, due to the oil and gas segment ($3.1 million), aviation segment ($1 million) and gas gathering and pipeline segment ($1.2 million), caused primarily by the sale of operations.

     General and administrative expenses remained constant as decreases in the oil and gas segment of $1.3 million were partially offset by the effect of increases in personnel costs at the corporate office.

       Depreciation, depletion and amortization decreased $4.9 million in 1994 from 1993 due to lower depletion of $4.7 million resulting from various divestitures and writedowns in the oil and gas segment.

     Writedown of assets resulting from application of the SEC full cost ceiling limitation were $1 million, in 1994, relating to United States properties, caused primarily by lower gas prices, and $12.3 million, in 1993, related to French properties, caused by lower oil prices.

     Interest expense before capitalization increased $3.5 million due to the amortization of debt discount associated with the 9 3/4% Notes issued in December 1993. This increase was offset by higher capitalization of $3.5 million.

     Foreign exchange gains decreased $1.2 million principally from the absence of the deferred income tax liability in France in 1994. The deferred income taxes were reversed as a result of the fiscal 1994 ceiling test writedowns.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Income Taxes

     The income tax expense reported for 1994 represents deferred taxes related to capitalized costs in Colombia and Argentina which are not deductible in the local jurisdiction. The expense for 1993 consisted of $5.9 million of Canadian taxes due following the sale of the Company's investment in Triton Canada partially offset by a tax benefit of $4.1 million resulting from the ceiling test writedown of oil and gas properties in France.

Minority Interest in Losses of Subsidiaries

     The change in minority interest resulted principally from the purchase of the minority interest in Triton Europe in March 1994.

 Segment Review

     The following table and related discussion summarize the contributions to operating loss by the Company's industry segments for the three months ended August 31, 1994 and 1993. Operating loss represents sales and other operating revenues, less total costs and expenses (including writedowns of operating assets) and excludes, among other items, interest and other income/expense and general corporate expenses.


                                                   Three Months Ended
                                                   August 31,
                                                                         1994       1993
                                                   (In thousands of dollars,
                                                   except where indicated)


Oil and gas exploration and production activities

   excluding equity affiliates:
Sales and other operating revenues                 $                    9,628   $ 16,987
Operating loss                                                         (1,240)   (14,402)
Writedowns                                                                984     12,262

Oil production (Mbbls)                                                    559        675
Gas  production (Mmcf)                                                    251      4,111
Weighted average price per bbl                                          16.36      16.73
Weighted average price per Mcf                                           1.53       1.29

Aviation sales and services:
Sales and other operating revenues                                      2,856      4,091
Operating loss                                                           (193)      (646)

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Oil and gas activities

     Oil and gas sales decreased $7.4 million for the three months ended August 31, 1994 compared to the same period in 1993 primarily due to the sale of the Company's investment in Triton Canada ($6 million), sale of the United States working interests ($1.4 million) and lower revenue in France ($1.3 million) resulting principally from a drop in production. The lower production reflects a continuing natural decline in the Villeperdue field. The above decreases were offset by an increase of 132,000 barrels ($2 million effect) in production from Colombia.

       Oil and gas production costs were $5.4 million in 1994 compared to $8.4 million in 1993. The decrease was principally due to the sale of Triton Canada and United States properties ($3.2 million effect). Average production costs per equivalent barrel of oil and gas production were $8.95 in 1994 and $6.20 in 1993. The increase per barrel in 1994 was principally due to increased workovers in France performed in order to lessen the decline in the Villeperdue field.

       General and administrative expenses in this segment have decreased from $3.4 million in 1993 to $2.1 million in 1994. Lower expenses in 1994 were principally due to restructuring operations in Europe ($.9 million) and the sale of Triton Canada ($.5 million).

      The decrease in depreciation, depletion and amortization of $4.9 million resulted from the sale of Triton Canada ($2.6 million), sale of the United States working interests ($.6 million) and prior year writedowns and decreased production in France ($1.7 million).

     Aviation Sales and Services

     Sales in the aviation segment decreased $1.2 million principally from the divestiture of three fixed based operations ($1.6 million) offset by increased revenue from maintenance services ($.4 million). Operating and general and administrative expenses have also decreased $1 million and $.4 million, respectively, due to the divestitures and cost cutting activities.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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

4.1 Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company. (3)

4.4 Rights Agreement dated as of June 26, 1990, between Triton and NationsBank of Texas, N.A. (f/k/a NCNB Texas National Bank), as Rights Agent. (3)

4.5     Statement of Cancellation of Redeemable Shares, dated October 1, 1991.
        (7)

4.6     Form of Debt Securities. (12)

4.7     Proposed Form of Senior Indenture. (12)

4.8     Proposed Form of Senior Subordinated Indenture. (12)

4.9 Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.
        (11)

4.10 First Supplemental Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.
         (11)

4.11 Statement of Resolution Establishing and Designating a Series of Shares of the Company, 5 % Convertible Preferred Stock, no par value, dated as of March 30, 1994. (13)

10.1     Triton Energy Corporation Amended and Restated  Retirement Income
         Plan. (11)

10.2 Triton Energy Corporation Amended and Restated Supplemental Executive Retirement Income Plan. (11)

10.3 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (2)

10.4 Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (6)

10.5 Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (2)

                          PART II. OTHER INFORMATION


10.6 Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (11)

10.7     1985 Stock Option Plan of Triton Energy Corporation. (3)

10.8 Amendment No. 1 to the 1985 Stock Option Plan of Triton Energy Corporation. (2)

10.9 Amendment No. 2 to the 1985 Stock Option Plan of Triton Energy Corporation. (11)

10.10 Triton Energy Corporation Amended and Restated 1986 Convertible Debenture Plan. (11)

10.11     1988 Stock Appreciation Rights Plan of Triton Energy Corporation.
          (5)

10.12     Triton Energy Corporation 1989 Stock Option Plan. (8)

10.13     Amendment No. 1 to the Triton Energy Corporation 1989 Stock Option
          Plan. (2)

10.14 Amendment No. 2 to the Triton Energy Corporation 1989 Stock Option Plan. (11)

10.15     Triton Energy Amended and Restated 1992 Stock Option Plan . (11)

10.16 Form of Amended and Restated Employment Agreement by and among Triton Energy Corporation and certain officers of Triton Energy Corporation. (11)

10.17     Triton Energy Amended and Restated Restricted Stock Plan. (11)

10.18 Deed of Trust Note dated April 11, 1988, executed by Triton Aviation Services, Inc. and API Terminal, Inc. and related documents, including Guaranty of Triton Energy Corporation. (5)

10.19     Triton Energy Corporation Executive Life Insurance Plan. (4)

10.20     Triton Energy Corporation Long Term Disability Income Plan. (4)

10.21 Triton Energy Corporation Amended and Restated Retirement Plan for Directors. (3)

10.22 Indenture dated as of November 13, 1992 between Triton and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (9)

10.23 Supplemental Indenture dated as of July 1, 1993 between Triton Energy Corporation and Chemical Bank. (5)

10.24 Supplemental Indenture dated as of August 16, 1993 between Triton Energy Corporation and Chemical Bank. (5)

                          PART II. OTHER INFORMATION


10.25 Underwriting Agreement dated June 18, 1993 among Triton Canada Resources Ltd., Triton Energy Corporation and the underwriters named therein. (10)

10.26 Purchase and Sale Agreement among Triton Oil and Gas Corp., Triton Energy Corporation and Torch Energy Advisors Incorporated dated effective as of January 1, 1993. (5)

10.27 Agreement for Purchase and Sale of Assets Among Triton Fuel Group, Inc. and AVFUEL Corporation dated August 25, 1993. (5)

10.28 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (5)

10.29 Contract for Exploration and Exploitation for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (5)

10.30 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15, 1987 (Assignment is in Spanish language). (5)

10.31 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language). (5)

10.32 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language). (5)

10.33     Guaranty between the company and Comerica Bank Texas. (11)

10.34     Triton Energy Corporation 401(K) Savings Plan. (11)

10.36 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (14)

15.1 Letter of Price Waterhouse LLP, acknowledging awareness of the use of their report dated April 4, 1994, relating to the review of interim financial information. (1)

99.1     Rio Chitamena Association Contract. (15)

99.2     Rio Chitamena Purchase and Sale Agreement. (15)

99.3     Integral Plan - Cusiana Oil Structure. (15)

99.4     Letter Agreements with co-investor in Colombia. (15)

99.5     Colombia Pipeline Memorandum of Understanding. (15)

                          PART II. OTHER INFORMATION


____________________



(1)     Filed herewith.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42430) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(12)    Previously filed as an exhibit to the Company's Registration
        Statement on Form S-3 (No. 33-69230) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated by reference herein.
(14) Previously filed as an exhibit to the Company's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.
(15) Previously filed as an exhibit to the Company's current report on Form 8-K/A dated July 15, 1994 and incorporated by reference herein.

                               OTHER INFORMATION


(b)      Reports on Form 8-K

       On August 2, 1994, the Company filed Form 8-K dated July 15, 1994 with respect to Item 5 of said form, relating to various Colombian contracts and of financing from the Export-Import Bank of the United States. On August 5, 1994, the Company refiled in its entirety the August 2, 1994 Form 8-K as a Form 8-K/A dated July 15, 1994.

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


Date:   October 14, 1994