Form 10-Q
period 1994-11-30
TRITON ENERGY CORP
filed 1995-01-17
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q
     (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

                                      OR

    (   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to  ____________

                        COMMISSION FILE NUMBER: 1-7864

                          TRITON ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)


 TEXAS                                                           75-1151855
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

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

                                   YES               NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Title of Each Class of Common Stock     Number of Shares
Outstanding at December 31, 1994
Common Stock, par value $1.00 per share        35,531,172

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                    INDEX





PART I.  FINANCIAL INFORMATION                                            PAGE NO.

Item 1.  Financial Statements

Consolidated Condensed Statements of Operations -
Three and six months ended November 30, 1994 and 1993                            2
Consolidated  Condensed Balance Sheets -
November 30, 1994 and May 31, 1994                                               3
Consolidated Condensed Statements of Cash Flows -
Six months ended November 30, 1994 and 1993                                      4
Consolidated Condensed Statement of Shareholders' Equity -
Six months ended November 30, 1994                                               5
Notes to Consolidated Condensed Financial Statements                             6

Review of Independent Accountants                                               10

Review Report of Independent Accountants                                        11

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           12

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders                                   19

Item 6.  Exhibits and Reports on Form 8-K                                       19


                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)






                                              THREE MONTHS ENDED                          SIX MONTHS ENDED

                                              NOVEMBER 30,                                NOVEMBER 30,
                                                                       1994        1993                          1994      1993
REVENUES:
Sales and other operating revenues                                $  10,324   $  13,407                     $  22,938   $35,972
 Gain on sale of Triton Canada common stock                             ---         ---                           ---    47,865
Other income                                                          1,686       3,964                         3,936     9,506

                                                                     12,010      17,371                        26,874    93,343

COSTS AND EXPENSES:
Operating, including  $2,075  to affiliate
    for six months ended November 30, 1993                            7,075      11,596                        15,027    24,870
General and administrative                                            6,979       8,954                        13,989    16,014
Depreciation, depletion and amortization                              3,273       4,576                         6,611    12,814
Writedown of assets                                                     ---      11,634                           984    23,896
Interest                                                              3,312         ---                         6,234     2,918
Equity in (earnings) loss of affiliates, net                            546         392                          (102)       30
Foreign exchange (gain) loss                                           (422)        557                          (434)     (609)

                                                                     20,763      37,709                        42,309    79,933
EARNINGS (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                             (8,753)    (20,338)                      (15,435)   13,410
Income tax (benefit) expense                                          2,347      (5,826)                        3,838    (3,872)

                                                                    (11,100)    (14,512)                      (19,273)   17,282
Minority interest in  loss of subsidiaries                              ---       3,275                           ---     6,559
NET EARNINGS (LOSS)                                                 (11,100)    (11,237)                      (19,273)   23,841

Dividends on preferred stock                                            449         ---                           449       ---

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                        $ (11,549)  $ (11,237)                    $ (19,722)  $23,841

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                         34,953      34,718                        34,938    34,684

NET EARNINGS (LOSS) PER COMMON SHARE                              $   (0.33)  $   (0.32)                    $   (0.56)  $  0.69







    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)




                                                                    NOVEMBER 30,
ASSETS                                                                      1994   MAY 31,
                                                                      (UNAUDITED)       1994
CURRENT ASSETS:
Cash and equivalents                                                $     11,007   $  69,005
Short-term marketable securities                                          39,155      63,431
Receivables, principally trade                                            17,146      14,579
Inventories                                                                2,795       3,396
Net assets of discontinued operations                                        ---       4,566
Prepaid expenses and other                                                 4,726         699

TOTAL CURRENT ASSETS                                                      74,829     155,676

Long-term marketable securities                                           28,347      28,831
Property and equipment, at cost, less accumulated depreciation and
     depletion of $492,282 and $488,624, respectively                    386,625     308,498
Investments and other assets                                             121,733     123,096
                                                                    $    611,534   $ 616,101

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt                              $        257   $     312
Short-term borrowings                                                      7,669       1,640
Accounts payable and accrued liabilities                                  23,012      30,251
Liabilities of discontinued operations                                       ---       6,700
TOTAL CURRENT LIABILITIES                                                 30,938      38,903

Long-term debt, excluding current installments                           312,419     294,441
Deferred income taxes                                                     14,655      10,037
Deferred income and other                                                  8,234       9,298
Convertible debentures due to employees                                      ---         ---

SHAREHOLDERS' EQUITY:
Preferred stock, no par value                                             17,978      17,978
Common stock, par value $1                                                35,575      35,519
Additional paid-in capital                                               505,240     505,122
Accumulated deficit                                                     (305,579)   (286,306)
Foreign currency translation adjustment                                   (5,974)     (7,163)
Other                                                                     (1,375)     (1,046)
                                                                         245,865     264,104
Less cost of common stock in treasury                                        577         682

TOTAL SHAREHOLDERS' EQUITY                                               245,288     263,422

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                   611,534     616,101











     OIL AND GAS PROPERTIES ARE ACCOUNTED FOR USING THE FULL COST METHOD SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                            (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)



                                                                              1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                                                      $(19,273)   $ 23,841
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
USED BY OPERATING ACTIVITIES:
Depreciation, depletion and amortization                                     6,611     12,814
Amortization of debt discount                                                6,234      2,918
Gain on sale of Triton Canada common stock                                     ---    (47,865)
Gain on sale of domestic properties                                            ---     (7,033)
Equity in (earnings) loss of affiliates                                       (102)       637
Writedown of assets                                                            984     23,896
Foreign exchange (gain) loss                                                  (434)      (609)
Deferred income taxes, minority interest and other                           5,827    (16,555)
Changes in working capital pertaining to operating activities               (4,398)    (6,501)

NET CASH USED BY OPERATING ACTIVITIES                                       (4,551)   (14,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and investments                                       (76,491)   (40,951)
Proceeds from sale of Triton Canada common stock                               ---     59,029
Proceeds from sale of domestic properties                                      ---     19,590
Purchases of short-term investments                                         (5,879)    (5,364)
Proceeds from short-term investments                                        19,516     28,788
Other, principally pledged securities in 1994                                3,347      9,761

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           (59,507)    70,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings with maturities
greater than three months                                                    7,989        ---
Short-term borrowings, net                                                  (1,960)      (820)
Proceeds from long-term debt                                                 1,701      1,443
Payments on long-term debt                                                   (192)     (2,657)
Other                                                                       (1,967)    (1,917)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             5,571     (3,951)

Effect of exchange rate changes on cash and equivalents                        489         40

Net (decrease) increase in cash and equivalents                            (57,998)    52,485
Cash and equivalents at beginning of period                                 69,005     52,939

CASH AND EQUIVALENTS AT END OF PERIOD                          $            11,007   $105,424


See accompanying notes to consolicated condensed financial statements.








                                      5

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      SIX MONTHS ENDED NOVEMBER 30, 1994
                            (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)



                                                  ADDITIONAL                                                     TOTAL
                              PREFERRED  COMMON   PAID-IN      ACCUMULATED                       TREASURY        SHAREHOLDERS'
                              STOCK      STOCK    CAPITAL      DEFICIT                OTHER      STOCK           EQUITY
BALANCES AT MAY 31, 1994      $  17,978  $35,519  $  505,122   $(286,306)             $ (8,209)  $        (682)   $    263,422
Net loss                            ---      ---         ---                (19,273)       ---             ---         (19,273)
Dividends on preferred
     stock                          ---      ---        (449)                   ---        ---             ---            (449)
Foreign currency translation
     adjustment                     ---      ---         ---                    ---      1,189             ---           1,189
Exercise of employee stock
     options                        ---       56         450                    ---        ---             ---             506
Other                               ---      ---         117                    ---       (329)            105            (107)
BALANCES AT
   NOVEMBER 30, 1994          $  17,978  $35,575  $  505,240   $           (305,579)  $ (7,349)  $        (577)  $     245,288




See accompanying notes to consolidated condensed financial statements.



























                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.     GENERAL

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of November 30, 1994, and the results of its operations for the three and six months ended November 30, 1994 and 1993, its cash flows for the six months ended November 30, 1994 and 1993, and shareholders' equity for the six months ended November 30, 1994. The results of operations for the three and six months ended November 30, 1994 and 1993, are not necessarily indicative of the final results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

2.     INVESTMENTS IN MARKETABLE SECURITIES

Effective May 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that all investments in debt securities and certain investments in equity securities be reported at fair value except for those investments which management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of shareholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income.
Investments that will be held-to-maturity are classified based on the stated maturity of the securities. The cumulative effect of adopting this standard of $1 million as of May 31, 1994 was recorded as a valuation reserve in shareholders' equity. The valuation reserve in shareholders' equity was $1.3 million at November 30, 1994. Prior to the adoption of SFAS No. 115, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying securities.

3.     DIVESTITURES

In fiscal 1993, the Company initiated a plan to discontinue the wholesale fuel products segment. On October 7, 1994, the Company completed the sale of this segment. The proceeds were used principally to retire existing obligations of this operation.

                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


As a result of selling its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton Canada"), the Company recorded a pretax gain of $47.9 million during the first quarter of fiscal 1994. Net proceeds of $59 million were received in the second quarter of fiscal 1994.

In August and October 1993, the Company sold its United States working interest properties for net proceeds of $19.6 million, resulting in a pretax gain of $7 million. The properties that were sold accounted for approximately 55.7% of discounted future net revenues associated with United States proved reserves at May 31, 1993.

4.     WRITEDOWN OF ASSETS


During the six months ended November 30, 1994, the carrying amount of the Company's evaluated oil and gas properties in the United States were written down by $1 million, and in 1993, oil properties in France were written down by $23.9 million principally as a result of lower oil and gas prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

5.     COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company is currently involved in the development of significant discoveries in the Cusiana and Cupiagua fields (the "Fields") of Colombia. During the second quarter, start up activities commenced on the first production unit in the Cusiana central processing facilities. Start up of the second production unit began in December 1994, with gross production expected to increase to 90,000 barrels per day by early calendar 1995. The Company's capital budget for the seven months ended December 31, 1994 was approximately $110 million, excluding capitalized interest, of which approximately $85 million related to Colombia. Capital expenditures for the seven months ended December 31, 1994 are expected to be below the original budget due to timing of expenditures by the operator of the Fields. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997.

Negotiations that are continuing among the Company and the other working interest owners of the Fields and TransCanada PipeLine Colombia Limited and IPL Energy (Colombia) Ltd. led to the execution in December 1994 of certain of the contemplated agreements and the formation of the pipeline company in the form of a joint stock company called Oleoducto Central S.A. ("OCENSA").
OCENSA placed its initial order for pipe in December 1994. The Company's 9.6% share of OCENSA is owned through a wholly-owned subsidiary, Triton Pipeline Colombia, Inc. ("Triton Pipeline").

TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


The agreements contemplate that capitalization of OCENSA will be approximately 70% senior debt and 30% equity. OCENSA is expected to borrow all senior debt in four tranches, each of which would be severally supported by performance obligations under various transportation and equity subscription agreements of each of the initial shipper groups consisting of the Company, Ecopetrol, BP Exploration Company (Colombia) ltd. and Total Exploratie. The Company has guaranteed Triton Pipeline's performance under the separate equity subscription agreement with OCENSA.

The Company's capital budget for calendar and fiscal year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Cusiana and Cupiagua fields and $29 million relates to Block A-18 of the Malaysia-Thailand joint development area.
  The Company expects to meet the balance of its direct capital needs in 1995 and later years with cash on hand, marketable securities, increasing cash flow from Colombian operations, proceeds from asset sales (including possible forward sales of oil), and possibly the issuance of equity or other securities.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Many of these commitments are discretionary on the part of the Company. It is management's belief that such commitments, including the capital requirements in Colombia and Malaysia-Thailand, discussed above, will be met without any material adverse effect on the Company's consolidated financial condition.

GUARANTEES

The Company has guaranteed $7.8 million of loans related to its ownership in a Colombian pipeline and $9.4 million for future exploration in various countries. Of these guarantees, $12.2 million are backed by letters of credit with various banks.

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

6.     SUBSEQUENT EVENTS

On December 30, 1994, the Company entered into a $25 million line of credit with a bank. The line accrues interest at prime plus 1/2%, is collateralized by Crusader common stock owned by the Company and matures on March 30, 1995. The Company borrowed $10 million under this line of credit on December 30, 1994.

                      REVIEW OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP, independent accountants, have reviewed the consolidated condensed balance sheet as of November 30, 1994, and the related consolidated condensed statements of operations for the three and six months ended November 30, 1994 and 1993, the consolidated condensed statements of cash flows for the six months ended November 30, 1994 and 1993, and the consolidated condensed statement of shareholders' equity for the six months ended November 30, 1994, included in this report. Such review was made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying report of independent accountants.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
   Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of November 30, 1994, the related consolidated condensed statements of operations for the three and six months ended November 30, 1994 and 1993, the consolidated condensed statements of cash flows for the six months ended November 30, 1994 and 1993 and the consolidated condensed statement of shareholders' equity for the six months ended November 30, 1994. This financial information is the responsibility of the Company's management.

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



Dallas, Texas
January 10, 1995

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      Net working capital was $43.9 million and $116.8 million at November 30, 1994 and May 31, 1994, respectively, while the Company's debt as a percentage of total capital was 57% at November 30, 1994 and 53% at May 31, 1994. Cash, cash equivalents and marketable securities totaled $78.5 million and $161.3 million at November 30, 1994 and May 31, 1994, respectively.

       The Company incurred capital expenditures and other capital investments of $76.5 million and $41 million during the six months ended November 30, 1994 and 1993, respectively, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia. Capital expenditures incurred during the six months ended November 30, 1994 were funded by cash and equivalents and net proceeds from both marketable securities ($13.6 million) and debt ($7.5 million). The principal source of funds for the six months ended November 30, 1993 used to support operations, capital expenditures and build cash reserves were the sale of the Company's investment in Triton Canada ($59 million), the sale of United States properties ($19.6 million) and net proceeds from short-term investments ($23.4 million).

Capital Requirements and Funding Alternatives

     Continued funding for development of the oil fields in Colombia, including drilling and production facilities, as well as commitments for seismic, drilling and other exploration expenditures under various license, production sharing and other agreements, will require significant capital. The Company's capital budget for the calendar and fiscal year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Cusiana and Cupiagua fields and $29 million relates to Block A-18 of the Malaysia-Thailand joint development area. Capital requirements for full field development of the Fields in Colombia are expected to continue at substantial levels into 1997.

      Negotiations that are continuing among the Company and the other working interest owners of the Fields and TransCanada PipeLine Colombia Limited and IPL Energy (Colombia) Ltd. led to the execution in December 1994 of certain of the contemplated agreements and the formation of the pipeline company in the form of a joint stock company called Oleoducto Central S.A. ("OCENSA"). OCENSA placed its initial order for pipe in December 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



     The agreements contemplate that the capitalization of OCENSA will be approximately 70% senior debt and 30% equity. OCENSA is expected to borrow all senior debt in four tranches, each of which would be severally supported by performance obligations under various transportation and equity subscription agreements of each of the initial shipper groups consisting of the Company, Ecopetrol, BP Exploration Company (Colombia) ltd. and Total Exploratie.

     The participation of each participant and the business plan of the pipeline company are reflected in the recently executed agreements. The continued participation of each participant is subject to approval of the agreements by its board of directors, the negotiation and execution of further agreements dealing with the operation of the pipeline, the pipeline company's financing, the relative transportation rights and obligations between the pipeline company and initial shippers and other matters. Proposals for the contemplated debt financing of the pipeline company are being evaluated, although no commitments have been received.

      The Company has received a commitment from the Export-Import Bank of the United States ("Eximbank") for a guarantee of up to $35 million of borrowings to purchase United States-sourced capital equipment under credit facilities to be negotiated.

     On December 30, 1994, the Company entered into a $25 million line of credit with a bank. The line accrues interest at prime plus 1/2%, is secured by Crusader common stock owned by the Company, and matures on March 30, 1995. The Company borrowed $10 million under this line of credit on December 30, 1994.

        The Company expects to meet the balance of its direct capital needs in 1995 and later years with cash on hand, marketable securities, increasing cash flow from Colombian operations, proceeds from asset sales (including possible forward sales of oil), and possibly the issuance of equity or other securities. Due to limitations on additional indebtedness under covenants relating to the Company's senior subordinated notes, the Company does not expect to rely on direct borrowings to the same extent it has in recent years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company reported a net loss of $19.3 million for the six months ended November 30, 1994 compared to net income of $23.8 million in the comparable 1993 period. The decrease in 1994 resulted principally from gains realized in 1993 on the sales of Triton Canada common stock and other assets.

     The following table and related discussion summarize the contributions to the Company's operating loss by its industry segments for the three and six months ended November 30, 1994 and 1993. Operating loss represents sales and other operating revenues, less total costs and expenses (including writedowns of operating assets) and excludes, among other items, interest and other income/expense and general corporate expenses.




                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   NOVEMBER 30,                           NOVEMBER 30,
                                                                        1994       1993               1994       1993
                                                   (In thousands of dollars,
                                                   except where indicated)


OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
   EXCLUDING EQUITY AFFILIATES:
Sales and other operating revenues                 $                   7,854   $ 10,164   $         17,482   $ 27,151
Operating loss                                                          (428)   (15,710)            (1,668)   (30,112)
Writedowns                                                               ---     11,634                984     23,896

Oil production (Mbbls)                                                   466        633              1,025      1,308
Gas  production (Mmcf)                                                   272         31                523      4,142
Weighted average price per bbl                                         15.92      16.14              16.16      16.44
Weighted average price per Mcf                                          1.58       1.90               1.56       1.29

AVIATION SALES AND SERVICES:
Sales and other operating revenues                                     2,392      3,296              5,248      7,387
Operating loss                                                          (587)    (1,972)              (780)    (2,618)


                THREE MONTHS ENDED NOVEMBER 30, 1994 AND 1993

Consolidated Operations

Revenues

     Oil and gas revenues decreased by $2.3 million and aviation sales by  $.9
million.    Other income decreased in 1994 due to a $2.8 million gain realized in 1993 on the sale of United States oil and gas properties, offset by an increase in interest income of $.3 million during 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Costs and Expenses

        Operating expenses for 1994 decreased $4.5 million. A decrease in the oil and gas segment of $2.5 million resulted primarily from the sale of assets and lower production in France and Indonesia. Operating expenses in the aviation segment were lower by $2.2 million due to an environmental accrual of $1.7 million recorded in 1993 and the sale of operating assets.

       General and administrative expenses decreased $2 million in 1994. Such expenses in the oil and gas segment decreased $1.8 million primarily from the sale of assets and the restructuring of operations in Europe.

       Depreciation, depletion and amortization decreased $1.3 million in 1994 due to lower depletion of $1.9 million following writedowns during 1993 in the oil and gas segment, partially offset by increases in amortization of debt issue costs resulting from issuance of the 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") in December 1993.

        During 1993, a writedown of the French full cost pool of $11.6 million resulted from application of the SEC full cost ceiling limitation due to a decline in oil prices.

     Interest expense after capitalization increased $3.3 million due to higher debt.

Income Taxes

     The income tax expense reported for 1994 represented deferred taxes related to capitalized costs in Colombia, Argentina and Guatemala which are not deductible in the local jurisdictions. The benefit for 1993 resulted primarily from the release of deferred tax liabilities following the writedown of oil properties in France.

Minority Interest

         The Company acquired the minority interest shares in Triton Europe on March 31, 1994.

Segment Review
               Oil and gas activities

          Oil and gas sales decreased $2.3 million for the quarter ended November 30, 1994 compared to the same period in 1993 primarily due to lower production volumes in France ($1.2 million) and in Indonesia ($.9 million). Start-up of the first production unit in the Cusiana central processing facilities commenced during late October 1994. Throughput on this unit was increased slowly to thoroughly test the facilities, and full capacity of the unit was reached in December 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


            Oil and gas production costs were $4.8 million in 1994 compared to $7.3 million in 1993. The decrease was principally due to lower production in France ($.9 million), lower production in Indonesia ($1 million) and the sale of United States working interest properties in August and October 1993.
Also, an accrual for environmental costs of $.4 million was recorded in 1993.

          General and administrative expenses decreased $1.8 million from $3.1 million in 1993. Lower expenses in 1994 were principally due to the restructuring of operations in Europe ($1.3 million), the sale of United States working interest properties ($.2 million) and cost savings in Indonesia ($.3 million).

              The decrease in depreciation, depletion and amortization of $1.7 million resulted from lower production volumes in France and Indonesia and prior year writedowns in France.

     Aviation Sales and Services

          Sales in the aviation segment decreased $.9 million principally from the divestiture of three fixed base operations. Operating expenses decreased $2.2 million due to an accrual of $1.7 million for environmental costs in 1993 and the aforementioned sale of fixed based operations.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


                 SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993

Revenues

        Oil and gas revenues decreased by $9.7 million, aviation sales by $2.1 million and gas gathering and pipeline sales by $1.3 million principally from the sale of Triton Canada and non-core assets. Total revenues in 1993 included a $47.9 million gain on the sale of the Company's investment in Triton Canada. Other income decreased during 1994 due to a $7 million gain realized in 1993 on the sale of United States oil and gas properties, offset by an increase in interest income of $1.4 million during 1994.

Costs and Expenses

        Operating expenses for 1994 were lower due to decreases in the oil and gas segment ($5.6 million), the aviation segment ($3.2 million) and the gas gathering and pipeline segment ($1.1 million), caused primarily by the sale of operations.

       The decrease in general and administrative expenses resulted from lower expenses in the oil and gas segment of $3.1 million, which were partially offset by the effect of increases in personnel costs at the corporate office.

     Depreciation, depletion and amortization decreased primarily due to lower depletion of $6.6 million resulting from various divestitures and writedowns in the oil and gas segment during 1993.

     Writedown of assets resulted from application of the SEC full cost ceiling limitation. The 1994 writedown reflected lower gas prices received on the Company's United States royalty interest properties, while the 1993 writedowns resulted from lower oil prices in France.

     Interest expense before capitalization increased $7.4 million due to higher debt. This increase was offset by higher capitalization of $4 million.

Income Taxes
     The income tax expense reported for 1994 represents deferred taxes related to capitalized costs in Colombia, Argentina and Guatemala which are not deductible in the local jurisdiction. The expense for 1993 consisted of $6.7 million of Canadian taxes due following the sale of the Company's investment in Triton Canada, which were partially offset by a tax benefit of $10.6 million resulting from the release of deferred tax liabilities following the ceiling test writedowns of oil properties in France.

Minority Interest in Losses of Subsidiaries

         The Company acquired the minority interest shares in Triton Europe on March 31, 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Segment Review

     Oil and gas activities

             Oil and gas sales decreased $9.7 million for the six months ended November 30, 1994 compared to the same period in 1993 primarily due to the sale of the Company's investment in Triton Canada ($6 million), sale of the United States working interests ($1.4 million) and lower revenue in France ($2.4 million) and Indonesia ($1.2 million) resulting principally from a decrease in production. The above decreases were offset by an increase of 88,000 barrels ($1.3 million effect) in production from Colombia.

           Oil and gas production costs were $10.1 million in 1994 compared to $15.7 million in 1993. The decrease was principally due to the sale of Triton Canada and United States properties ($3.6 million effect). Average production costs per barrel of oil and gas equivalent were $9.12 in 1994 and $7.86 in 1993. The increase per barrel in 1994 was principally due to workovers performed in France to maintain higher production in the Villeperdue field.

            General and administrative expenses decreased from $6.5 million in 1993 to $3.4 million in 1994, principally due to the restructuring of operations in Europe ($2.2 million) and the sale of Triton Canada ($.5 million).

              The decrease in depreciation, depletion and amortization of $6.6 million resulted from the sale of Triton Canada ($2.6 million), sale of the United States working interests ($.3 million) and prior year writedowns and decreased production in France ($3.6 million).

     Aviation Sales and Services

              Sales in the aviation segment decreased $2.1 million principally from the divestiture of three fixed based operations ($2.5 million) offset by increased revenue from maintenance services ($.4 million). Operating and general and administrative expenses also decreased $3.2 million and $.4 million, respectively, due to the divestitures, an environmental accrual of $1.7 million in 1993 and cost cutting activities.

                          PART II. OTHER INFORMATION


 ITEM 4.      RESULTS OF VOTES OF SECURITY HOLDERS
As a result of the Annual Meeting of Shareholders held on November 10, 1994, the shareholders re-elected four directors, Ernest E. Cook (30,030,876 for and 163,845 against), Ray H. Eubank (30,041,973 for and 141,651 against), John P. Lewis (30,035,670 for and 154,257 against) and Wellslake D. Morse, Jr. (30,036,355 for and 152,887 against) and one new board member was elected, Edwin D. Williamson (30,011,537 for and 202,523 against) to serve until the Annual Meeting of Shareholders in 1997 or until their respective successors are duly elected and qualified. The following directors continued in office:
Thomas G. Finck, Jesse E. Hendricks, Fitzgerald S. Hudson, William I. Lee, Michael E. McMahon, J.G.A. Tucker and J. Otis Winters.

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

10.31 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language). (5)

10.32 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language). (5)

10.33     Guaranty between the company and Comerica Bank Texas. (11)

10.34     Triton Energy Corporation 401(K) Savings Plan. (11)

10.36 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (14)

15.1 Letter of Price Waterhouse LLP, acknowledging awareness of the use of their report dated January 10, 1995, relating to the review of interim financial information. (1)

99.1     Rio Chitamena Association Contract. (15)

99.2     Rio Chitamena Purchase and Sale Agreement. (15)

99.3     Integral Plan - Cusiana Oil Structure. (15)

99.4     Letter Agreements with co-investor in Colombia. (15)

99.5     Colombia Pipeline Memorandum of Understanding (15)

99.60     Oleoducto Central Agreement (1)
____________________

(1)          Filed herewith

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference

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

                              OTHER INFORMATION


(b)
Reports on Form 8-K

None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                    TRITON ENERGY CORPORATION



                          /s/ Peter Rugg

                     Peter Rugg
                    Senior Vice President and Chief Financial Officer


Date:  January 13, 1995