Form 10-Q/A
period 1994-11-30
TRITON ENERGY CORP
filed 1995-02-24
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q/A
     (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

                                   YES-X            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Number of Shares
    Title of Each Class of Common Stock     Outstanding at September 30, 1994
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


Date:  February 24, 1995