Form 10-Q
period 1995-03-31
TRITON ENERGY CORP
filed 1995-05-12
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

 (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
      For the transition period from ____________  to  ____________

                        COMMISSION FILE NUMBER: 1-7864

                          TRITON ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                             75-1151855
  (State of other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or
          organization)

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

                                   YES X               NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





 Title of Each Class of Common Stock     Number of Shares
                                        Outstanding at April 30, 1995
Common Stock, par value $1.00 per share        35,582,146

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                    INDEX





PART I.  FINANCIAL INFORMATION                                            PAGE NO.
Item 1.  Financial Statements
Consolidated Condensed Statements of Operations -
Three months ended March 31, 1995 and 1994                                       2
Consolidated Condensed Balance Sheets -
March 31, 1995 and December 31, 1994                                             3
Consolidated Condensed Statements of Cash Flows -
Three months ended March 31, 1995 and 1994                                       4
Consolidated Condensed Statement of Shareholders' Equity -
Three months ended March 31, 1995                                                5
Notes to Consolidated Condensed Financial Statements                             6
Review of Independent Accountants                                                9
Review Report of Independent Accountants                                        10
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           11
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                      15
Item 6.  Exhibits and Reports on Form 8-K                                       15


                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)




                                                               1995       1994
Revenues:
Sales and other operating revenues                          $21,912   $  9,648
Other income                                                  2,967      2,522

                                                             24,879     12,170

Costs and expenses:
Operating                                                    10,221      7,452
General and administrative                                    6,483      7,383
Depreciation, depletion and amortization                      4,775      4,046
Writedown of assets                                             ---      6,571
Interest                                                      5,597      2,554
Equity in (earnings) loss of affiliates, net                 (2,927)       375
Foreign exchange gain                                          (492)      (327)

                                                             23,657     28,054
Earnings (loss) before income taxes and minority interest     1,222    (15,884)
Income tax provision:
Current                                                         ---        ---
Deferred                                                      2,777        ---

                                                             (1,555)   (15,884)
Minority interest in loss of subsidiaries                       ---      1,826
Net earnings (loss)                                          (1,555)   (14,058)
Dividends on preferred stock                                    449        ---
Earnings (loss) applicable to common stock                  $(2,004)  $(14,058)

Weighted average number of common shares outstanding         34,984     34,870

Net earnings (loss) per common share                        $ (0.06)  $  (0.40)













    See accompanying notes to consolidated condensed financial statements.

                 TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)




                                                                     MARCH 31,
ASSETS                                                                      1995   DECEMBER 31,
                                                                      (UNAUDITED)           1994
Current assets:
Cash and equivalents                                                 $     9,113   $      22,341
Short-term marketable securities                                          22,482          26,657
Receivables                                                               26,997          20,241
Inventories, prepaid expenses and other                                    3,958           4,638

Total current assets                                                      62,550          73,877
Long-term marketable securities                                           21,007          23,264
Property and equipment, at cost, less accumulated depreciation and
     depletion of $499,996 and $493,050, respectively                    428,121         399,658
Investments and other assets                                             130,748         122,402
                                                                     $   642,426   $     619,201

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $       258   $         257
Short-term borrowings                                                      7,021          17,351
Accounts payable and accrued liabilities                                  23,962          26,608
Total current liabilities                                                 31,241          44,216

Long-term debt, excluding current installments                           349,852         315,258
Deferred income taxes                                                     18,474          14,672
Deferred income and other                                                  8,128           7,860
Convertible debentures due to employees                                      ---             ---

Shareholders' equity:
Preferred stock, no par value                                             17,976          17,976
Common stock, par value $1                                                35,578          35,577
Additional paid-in capital                                               504,956         505,256
Accumulated deficit                                                     (315,569)       (314,014)
Foreign currency translation adjustment                                   (6,958)         (5,639)
Other                                                                       (785)         (1,384)
                                                                         235,198         237,772
Less cost of common stock in treasury                                        467             577

Total shareholders' equity                                               234,731         237,195

Commitments and contingencies (Note 5)
                                                                     $   642,426   $     619,201






The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to consolidated condensed financial statements.

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)




                                                                    1995        1994
Cash flows from operating activities:

Net earnings (loss)                                             $ (1,555)  $ (14,058)
Adjustments to reconcile net earnings (loss) to net cash
used by operating activities:
Depreciation, depletion and amortization                           4,775       4,046
Amortization of debt discount                                      5,597       2,554
Equity in (earnings) losses of affiliates                         (2,927)        375
Writedown of assets                                                  ---       6,571
Foreign exchange gain                                               (492)       (327)
Deferred income taxes, minority interest and other                 3,491      (1,011)
Changes in working capital pertaining to operating activities     (6,815)     (6,542)

Net cash provided (used) by operating activities                   2,074      (8,392)

Cash flows from investing activities:
Capital expenditures and investments                             (36,035)    (28,320)
Purchases of investments and marketable securities                   ---     (85,191)
Proceeds from sale of investments and marketable securities        6,550         ---
Other                                                               (709)       (353)

Net cash provided (used) by investing activities                 (30,194)   (113,864)

Cash flows from financing activities:
Short-term borrowings, net                                       (10,000)       (820)
Proceeds from long-term debt                                      26,000         ---
Other                                                               (829)        529

Net cash provided (used) by financing activities                  15,171        (291)

Effect of exchange rate changes on cash and equivalents             (279)        908

Net decrease in cash and equivalents                             (13,228)   (121,639)
Cash and equivalents at beginning of period                       22,341     219,677

Cash and equivalents at end of period                           $  9,113   $  98,038















    See accompanying notes to consolidated condensed financial statements.
                                      5


                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)





                                                   ADDITIONAL                                         TOTAL
                              PREFERRED   COMMON   PAID-IN       ACCUMULATED              TREASURY    SHAREHOLDERS'
                              STOCK       STOCK    CAPITAL       DEFICIT        OTHER     STOCK       EQUITY
Balances at
      December 31, 1994       $   17,976  $35,577  $   505,256   $   (314,014)  $(7,023)  $    (577)  $      237,195
Net loss                             ---      ---          ---         (1,555)      ---         ---           (1,555)
Foreign currency translation
     adjustment                      ---      ---          ---            ---    (1,319)        ---           (1,319)
Dividends on preferred stock         ---      ---         (449)           ---       ---         ---             (449)
Other                                ---        1          149            ---       599         110              859
Balances at
   March 31, 1995             $   17,976  $35,578  $   504,956   $   (315,569)  $(7,743)  $    (467)  $      234,731




























    See accompanying notes to consolidated condensed financial statements.


                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.     GENERAL

In May 1994, the Company changed its fiscal year end from May 31 to December 31 effective January 1, 1995. The consolidated condensed financial statements reflect the Company's financial position, results of operation and cash flow for the first quarter ended March 31, 1995 and the restated quarter ended March 31, 1994.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994 and shareholders' equity for the three months ended March 31, 1995. The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the final results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Transition Report on Form 10-K for the seven months ended December 31, 1994.

Certain previously reported financial information has been reclassified to conform to the current period's presentation.

 2.     DIVESTITURES

In March 1995, Crusader Ltd. ("Crusader"), a 49.9% affiliate of the Company, completed the sale of Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million.

3.     WRITEDOWN OF ASSETS

During the three months ended March 31, 1994, the carrying amount of the Company's evaluated oil properties in France was written down by $6.4 million, principally as a result of lower oil prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission" or "SEC").

 4.     LONG-TERM DEBT

On March 30, 1995, the Company signed a revolving credit facility with a bank for up to $65 million. Borrowings bear interest at various rates either based on prime or the London Interbank Offered Rate ("LIBOR") and mature on September 30, 1996. The facility is secured by the Company's marketable securities portfolio and Crusader common stock owned by the Company. As of March 31, 1995, the Company had borrowed $26 million under the facility.

                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


 5.     COMMITMENTS AND CONTINGENCIES

 COMMITMENTS

The Company is currently involved in the development of significant discoveries in the Cusiana and Cupiagua fields (the "Fields") of Colombia and is preparing to begin appraisal/ exploratory drilling in Block A-18 of the
Malaysia-Thailand Joint Development Area. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Fields and $29 million relates to Block A-18. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997. The Company expects to meet the balance of its direct capital needs in 1995 and later years with increasing cash flow from Colombian operations, cash on hand, marketable securities, proceeds from forward sales of oil, other asset sales and possibly the issuance of equity or other securities.

In December 1994, the Company, along with its partners, formed Oleoducto Central S.A. ("OCENSA") to build, operate and finance the expanded pipeline from the Fields to the port of Covenas. OCENSA is expected to be capitalized with approximately 30% equity from the Company and its partners and 70% debt. The Company's proportionate share of the debt would be borrowed by OCENSA, but would be supported by various agreements with the Company (relating, in particular, to the Company's throughput) by various transportation, advance tariff and other agreements with the Company. The Company has a 9.6% ownership interest in OCENSA.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Many of these commitments are discretionary on the part of the Company. It is management's belief that such commitments, including the capital requirements in Colombia discussed above, will be met without any material adverse effect on the Company's operations or consolidated financial condition.

GUARANTEES

At March 31, 1995, the Company has guaranteed loans of approximately $7.8 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $12.5 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


REGULATORY MATTERS

The Company continues to cooperate with inquiries by the Commission and the Department of Justice (the "Department") regarding possible violations of the Foreign Corrupt Practices Act in connection with the Company's operations in Indonesia. Based upon the information available to the Company to date, the Company believes that it will be able to resolve any issues that either the Commission or the Department ultimately might raise concerning these matters in a manner that would not have a material adverse effect on the Company's operations or consolidated financial condition.

     LITIGATION

The Company is subject to litigation that is incidental to its business, none of which is expected to have a material adverse effect on the Company's operations or consolidated financial condition. (See Part II, Item 1. Legal Proceedings.)

6.     SUBSEQUENT EVENTS

In anticipation of entering into a forward oil sale in the near future, the Company entered into five year commodity swap agreements in April and May 1995, to hedge price risk associated with a portion of the Company's oil production in Colombia. The Company's Colombian production is priced with reference to light sweet crude oil traded on the New York Mercantile Exchange ("WTI") subject to quality and other adjustments. The agreements, which were entered into with a counterparty with a "AAA" credit rating, fixed a WTI price benchmark on approximately 10.4 million barrels at $18.42 per barrel. The quantities covered by the agreements are equivalent to approximately 16% of the Company's currently projected Cusiana and Cupiagua production over the life of the agreements.

Simultaneously, the Company purchased from the same institution call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates under the swap agreements. It is anticipated that the swap agreements will be superseded by the forward oil sale transaction. The call option agreements, however, would remain in effect. As a result of these transactions, the Company's results of operations, to the extent they are affected by sales of these volumes, would benefit if the price of WTI exceeds $20.42 per barrel and would not be adversely affected if the price of WTI is less.

On May 9, 1995, the Company received $5.3 million as settlement of a lawsuit.
 This amount will be recorded in other income during the second quarter.

                    REVIEW OF INDEPENDENT ACCOUNTANTS



Price Waterhouse LLP, independent accountants, have reviewed the consolidated condensed balance sheet as of March 31, 1995, and the related consolidated condensed statements of operations for the three months ended March 31, 1995 and 1994, the consolidated condensed statements of cash flows for the three months ended March 31, 1995 and 1994, and the consolidated condensed statement of shareholders' equity for the three months ended March 31, 1995, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying Report of Independent Accountants.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
  Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of March 31, 1995, the related consolidated condensed statements of operations for the three months ended March 31, 1995 and 1994, the consolidated condensed statements of cash flows for the three months ended March 31, 1995 and 1994 and the consolidated condensed statement of shareholders' equity for the three months ended March 31, 1995. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the seven months ended December 31, 1994 (not presented herein), and in our report dated February 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. Our report included a paragraph explaining that the Company changed its method of accounting for investments in marketable securities at May 31, 1994 and income taxes in 1993. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE  LLP



Dallas, Texas
May 2, 1995

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


 Capital Requirements and Funding Alternatives

     For the three months ended March 31, 1995, capital expenditures were approximately $36 million, including $26.3 million relating to Colombia. Continued funding for development of the oil fields in Colombia, including drilling and production facilities, as well as commitments for seismic, drilling and other exploration expenditures under various license, production sharing and other agreements, will require significant additional capital. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Cusiana and Cupiagua fields ("the Fields") and $29 million relates to Block A-18 of the Malaysia-Thailand Joint Development Area. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997.

      In December 1994, the Company, along with its partners, formed Oleoducto Central S.A. ("OCENSA") to build, operate and finance the expanded pipeline from the Fields to the port of Coveas. OCENSA is expected to be capitalized with approximately 30% equity from the Company and its partners and 70% debt. The Company's proportionate share of the debt will be borrowed by OCENSA, but will be supported by various agreements with the Company (relating, in particular, to the Company's throughput). The Company has a 9.6% equity interest in OCENSA.

      The Company has received a commitment from the Export-Import Bank of the United States ("Eximbank") for a guarantee of up to $35 million of borrowings to purchase United States-sourced exports under credit facilities to be negotiated. On March 30, 1995, the Company entered into a $65 million long-term credit facility. Due to covenants in the indentures relating to the Company's senior subordinated notes, the Company's ability to borrow additional funds may be limited in the future.

        The Company expects to meet the balance of its direct capital needs in 1995 and later years with increasing cash flow from Colombian operations, cash on hand, marketable securities, proceeds from forward sales of oil, other asset sales and possibly the issuance of equity or other securities. The Company expects to complete a forward oil sale during the second quarter of 1995.

       Other indenture covenants relating to the Company's senior subordinated notes would require the Company to offer to purchase a portion of the notes if the Company's shareholders' equity is less than $225 million at the end of two consecutive quarters. As a result of the $1.6 million net loss reported by the Company during the three month period ended March 31, 1995, shareholders' equity is $235 million. Although the Company may experience further losses for certain interim periods, the Company does not anticipate that any such losses would cause it to violate any indenture covenants.

 Liquidity and Capital Resources

       Net working capital was $31.3 million at March 31, 1995, an improvement over the $29.7 million at December 31, 1994. Cash, cash equivalents and marketable securities totaled $52.6 million and $72.3 million at March 31, 1995 and December 31, 1994, respectively.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


      The Company incurred capital expenditures and other capital investments of $36 million and $28.3 million for the quarter ended March
31, 1995 and 1994, respectively. Capital expenditures incurred during the quarter ended March 31, 1995 were funded by cash and equivalents and net proceeds from marketable securities ($6.6 million) and debt ($16 million). Cash and equivalents were the principal source of funds for the quarter ended March 31, 1994.


 RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     The Company reported a net loss of $1.6 million (before preferred dividends) for the three months ended March 31, 1995 compared to a net loss of $14.1 million in the 1994 period. The improved 1995 results reflected increased production in Colombia, increased equity earnings from the Company's 49.9% affiliate, Crusader Limited ("Crusader") and the absence of writedowns under the Securities and Exchange Commission ("SEC") ceiling limitation.

Revenues

     Oil sales in Colombia increased by $12.9 million due to increased production through the first two early production units in the Cusiana central processing facilities and higher prices in Colombia ($15.29 per barrel in 1995 compared to $10 per barrel in 1994). The 1995 results included revenues of $3.7 million for reimbursement of pre-commerciality costs relating to the Cusiana Field received from Ecopetrol. Ecopetrol is obligated to reimburse the Company for approximately $21 million of remaining Cusiana pre-commerciality costs, most of which will be recorded as revenue. The reimbursements depend on the timing and amount of Cusiana production. The Company expects that the timing and amount of such production will result in the remaining reimbursements being paid during the remainder of 1995 and the first half of 1996. The Company's net production in Colombia increased to .9 million barrels in 1995 from .1 million barrels in 1994.

     Other income during 1995 included $1.9 million received from the settlement of a lawsuit and interest income, while other income for 1994 primarily consisted of interest income.

Costs and Expenses

         Operating expenses increased $2.8 million from 1994. The increase is attributable to higher production in Colombia ($3.5 million) and higher workover costs in France ($.8 million), partially offset by the 1994 accrual of $1.3 million for environmental clean-up costs in the United States.

       General and administrative ("G&A") expenses decreased from $7.4 million in 1994 to $6.5 million in 1995 primarily due to increased new venture activities which increased capitalized G&A. Total G&A costs increased slightly from $10.6 million in 1994 to $11.4 million in 1995.

     Higher production in Colombia increased depreciation, depletion and amortization by $2.2 million while lower production and 1994 writedowns of oil properties in France decreased depreciation, depletion and amortization by $1.3 million in 1995 compared to 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


      Writedown of assets in 1994 was related to oil properties in France under application of the SEC full cost ceiling limitation.

     Interest expense in 1995 was $5.6 million, an increase from $2.6 million, in 1994, due to higher debt outstanding and reduced capitalized
interest.    As a result of the commencement of commercial level production in
Colombia, capitalized interest decreased to $3.8 million in 1995 from $5.3 million in 1994.

     Equity in earnings of Crusader for 1995 included a net gain of $3.8 million on the sale of Saracen Minerals.

Income Taxes

     The income tax provision for 1995 represented deferred taxes in Colombia, Argentina, Ecuador, Guatemala and China, and a deferred tax benefit in the United States related to future utilization of net operating loss carryforwards.

Minority Interest in Losses of Subsidiaries

         The Company ceased to record a minority interest charge following the purchase of the minority interest in Triton Europe on March 31, 1994.

Petroleum Price Risk Management

     Oil and natural gas sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange ("WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with credit worthy counterparties in order to reduce risk associated with the pricing of the oil and natural gas which it sells. The policy is structured to underpin the Company's budgeted revenues and results of operations.

        In accordance with this policy, on March 29, 1995, the Company entered into a commodity swap agreement with an "A" rated counterparty to hedge price risk associated with the Company's oil production in France. The agreement fixes a Brent crude oil price benchmark at $16.90 per barrel on approximately 275,000 barrels of oil to be produced during the period from April 1, 1995 to September 30, 1995.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


       In anticipation of entering into a forward oil sale in the near future, the Company entered into five year commodity swap agreements in April and May 1995, to hedge price risk associated with a portion of the Company's oil production in Colombia. The Company's Colombian production is priced with
reference to WTI.   The agreements, which were entered into with a
counterparty with a "AAA" credit rating, fixed a WTI price benchmark of $18.42 per barrel on approximately 10.4 million barrels. The volumes covered by the agreements are equivalent to approximately 16% of the Company's currently projected Cusiana and Cupiagua production over the life of the agreements.

     Simultaneously, the Company purchased from the same institution call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates under the swap agreements. It is anticipated that the swap agreements will be superseded by the forward oil sale transaction. The call option agreements, however, would remain in effect. As a result of these transactions, the Company's results of operations, to the extent they are affected by sales of these volumes, would benefit if the price of WTI exceeds $20.42 per barrel and would not be adversely affected if the price of WTI is less.

Subsequent Event

     On May 9, 1995, the Company received $5.3 million as settlement of a lawsuit. This amount will be recorded in other income during the second quarter.

New Accounting Pronouncement

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which will require companies to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company must adopt this standard in calendar 1996. The impact of adopting this standard will not have a material adverse effect on the Company's operations or consolidated financial condition.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company's domestic oil and gas subsidiary, Triton Oil & Gas Corp. ("TOG"), is among several defendants in two related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by National Union Fire Insurance Company ("National Union"), The Restaurant Enterprises Group and Travelers Indemnity Company ("Travelers"). The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in a 1988 tidal wave at King Harbor in Redondo Beach, California, which allegedly caused $22 million in damages and related attorney fees. In the case of TOG, the alleged negligence was TOG's drilling of nearby oil wells and alleged resulting ground subsidence which purportedly lowered the height of the King Harbor breakwater. The lower court's earlier dismissal of TOG as a defendant in the National Union and Travelers actions was recently reversed by the District Courts of Appeals (Divisions Two and Three) of the State of California. The City of Redondo Beach has also filed a suit in the Superior Court against the Company and TOG seeking indemnity for certain amounts paid by the City to settle the foregoing lawsuits and other claims arising out of the flooding. The Company believes that it and TOG have meritorious defenses and intends to defend the suits vigorously.

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

4.1 Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company. (1)

4.4 Rights Agreement dated as of June 26, 1990, between Triton and NationsBank of Texas, N.A. (f/k/a NCNB Texas, N.A.), as Rights Agent. (3)

4.5     Statement of Cancellation of Redeemable Shares, dated October 1, 1991.
        (7)

4.6     Form of Debt Securities. (12)

4.7     Proposed Form of Senior Indenture. (12)

4.8     Proposed Form of Senior Subordinated Indenture. (12)

4.9 Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.
        (11)

                          PART II. OTHER INFORMATION


4.10 First Supplemental Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.
         (11)

4.11 Certificate of Designation Establishing and Designating a Series of Shares of the Company, 5 % Convertible Preferred Stock, no par value. (1)

4.12.    Certificate of Incorporation, as amended. (1)

4.13     Bylaws. (1)

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

                          PART II. OTHER INFORMATION


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

                          PART II. OTHER INFORMATION


10.31 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language). (5)

10.32 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language). (5)

10.33    Guaranty between the Company and Comerica Bank Texas. (11)

10.34    Triton Energy Corporation 401(K) Savings Plan. (11)

10.36 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (14)

10.37 Credit agreement between Triton Energy Corporation and Banque Paribas Houston Agency dated as of March 28, 1995, together with related form of revolving credit note. (1)

10.38 Security Agreement between Triton Energy Corporation and Banque Paribas Houston Agency. (1)

15.1 Letter of Price Waterhouse LLP, acknowledging awareness of the use of their report dated May 10, 1995, relating to the review of interim financial information. (1)

27.1     Financial Data Schedule.(1)

99.1     Rio Chitamena Association Contract.(15)

99.2     Rio Chitamena Purchase and Sale Agreement.(15)

99.3     Integral Plan - Cusiana Oil Structure.(15)

99.4     Letter Agreements With Co-Investor In Colombia.(15)

99.5     Colombia Pipeline Memorandum of Understanding.(15)

99.6     Oleducto Central Agreement.(16)

____________________




(1)     Filed herewith.
(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.

                          PART II. OTHER INFORMATION


(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42430) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(12) Previously filed as an exhibit to the Company's Registration State-ment on Form S-3 (No. 33-69230) and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated by reference herein.
(14) Previously filed as an exhibit to the Company's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.
(15) Previously filed as an exhibit to the Company's current report on Form 8-K/A dated July 15, 1994 and incorporated by reference herein.

(16) Previously filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 and incorporated herein by reference.

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


Date:  May 12, 1995