Form 10-Q
period 1995-06-30
TRITON ENERGY CORP
filed 1995-08-07
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

 (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
     For the transition period from ____________  to  ____________

                        COMMISSION FILE NUMBER: 1-7864

                          TRITON ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

     Delaware                                       75-1151855
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

                                   YES   X            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Number of Shares
 Title of Each Class of Common Stock     Outstanding at July 31, 1995
Common Stock, par value $1.00 per share                    35,691,371
                                         ----------------------------





                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                    INDEX












PART I.  FINANCIAL INFORMATION                                            PAGE NO.
                                                                          --------
Item 1.  Financial Statements
Consolidated Condensed Statements of Operations -
Three and six months ended June 30, 1995 and 1994                                2
Consolidated Condensed Balance Sheets -
June 30, 1995 and December 31, 1994                                              3
Consolidated Condensed Statements of Cash Flows -
Three and six months ended June 30, 1995 and 1994                                4
Consolidated Condensed Statement of Stockholders' Equity -
Six months ended June 30, 1995                                                   5
Notes to Consolidated Condensed Financial Statements                             6
Review of Independent Accountants                                               10
Review Report of Independent Accountants                                        11
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           12
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                      18
Item 4.  Results of Votes of Security Holders                                   18
Item 5.  Other Information                                                      19
Item 6.  Exhibits and Reports on Form 8-K                                       19











                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)




                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                                               1995       1994                1995       1994
Revenues:
Sales and other operating revenues              $            28,504   $  8,950   $          48,255   $ 15,873
Other income                                                  9,643      4,554              12,994      7,074

)

                                                             38,147     13,504              61,249     22,947

Costs and expenses:
Operating                                                     9,024      6,205              17,104     11,275
General and administrative                                    6,767      8,477              12,592     15,396
Depreciation, depletion and amortization                      5,810      3,498              10,468      7,442
Writedown of assets                                             ---      7,161                 ---     13,732
Interest                                                      5,976      2,810              11,510      5,292
Equity in (earnings) loss of affiliates, net                  2,150     (1,478)               (777)    (1,103)
Foreign exchange loss                                           497        547                   5        220

                                                             30,224     27,220              50,902     52,254
Earnings (loss) from continuing operations
   before income taxes, minority interest and
     discontinued operations                                  7,923    (13,716)             10,347    (29,307)
Income tax provision:
Current                                                         ---     (2,238)                ---     (2,238)
Deferred                                                      2,916        672               5,693        672

                                                              5,007    (12,150)              4,654    (27,741)
Minority interest in loss of subsidiaries                       ---         94                 ---      1,920
Earnings (loss) fom continuing operations                     5,007    (12,056)              4,654    (25,821)
Discontinued operations:
Loss from operations                                           (656)    (1,120)             (1,858)    (1,413)
Loss on disposal                                             (1,963)      (650)             (1,963)      (650)
Net earnings (loss)                                           2,388    (13,826)                833    (27,884)
Dividends on preferred stock                                    ---        ---                 449        ---
Earnings (loss) applicable to common stock      $             2,388   $(13,826)  $             384   $(27,884)

Weighted average number of shares outstanding                35,056     34,899              35,020     34,885
Earnings (loss) per common share:
Continuing operations                           $              0.14   $  (0.35)  $            0.12   $  (0.74)
Discontinued operations                                       (0.07)     (0.05)              (0.11)     (0.06)
Net earnings (loss)                             $              0.07   $  (0.40)  $            0.01   $  (0.80)




    See accompanying notes to consolidated condensed financial statements.

                 TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)




                                                                     JUNE 30,
ASSETS                                                                      1995   DECEMBER 31,
                                                                      (UNAUDITED)           1994
Current assets:
Cash and equivalents                                                 $    97,070   $      22,341
Short-term marketable securities                                          41,397          26,657
Receivables                                                               29,070          20,241
Inventories, prepaid expenses and other                                    6,652           4,638

Total current assets                                                     174,189          73,877
Long-term marketable securities                                           12,481          23,264
Long-term receivables                                                     58,566           9,065
Property and equipment, at cost, less accumulated depreciation and
     depletion of $502,048 and $493,050, respectively                    445,771         399,658
Investments and other assets                                             124,073         113,337
                                                                     $   815,080   $     619,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $     1,643   $         257
Short-term borrowings                                                        ---          17,351
Accounts payable and accrued liabilities                                  30,911          26,608
Total current liabilities                                                 32,554          44,216

Long-term debt, excluding current installments                           395,794         315,258
Deferred income taxes                                                     23,089          14,672
Deferred income and other                                                121,094           7,860
Convertible debentures due to employees                                      ---             ---

Stockholders' equity:
Preferred stock, no par value                                             17,975          17,976
Common stock, par value $1                                                35,710          35,577
Additional paid-in capital                                               508,990         505,256
Accumulated deficit                                                     (313,181)       (314,014)
Foreign currency translation adjustment                                   (6,171)         (5,639)
Other                                                                       (306)         (1,384)
                                                                         243,017         237,772
Less cost of common stock in treasury                                        468             577

Total stockholders' equity                                               242,549         237,195

Commitments and contingencies (Note 7)
                                                                     $   815,080   $     619,201





The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to consolidated condensed financial statements.

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)




                                                                    1995        1994
Cash flows from operating activities:

Net earnings (loss)                                             $    833   $ (27,884)
Adjustments to reconcile net earnings (loss) to net cash
used by operating activities:
Depreciation, depletion and amortization                          10,708       7,648
Amortization of debt discount                                     11,404       5,441
Proceeds from forward oil sale                                    86,610         ---
Amortization of unearned revenue                                    (700)        ---
Equity in (earnings) losses of affiliates                           (777)     (1,103)
Writedown of assets                                                  ---      13,732
Deferred income taxes, minority interest and other                 9,062        (159)
Changes in working capital pertaining to operating activities     (9,710)     (2,864)
@
Net cash provided (used) by operating activities                 107,430      (5,189)
@
Cash flows from investing activities:
Capital expenditures and investments                             (68,212)    (62,911)
Purchases of investments and marketable securities               (25,701)   (195,586)
Proceeds from sale of investments and marketable securities       10,050      91,117
Proceeds from sale of discontinued operations                      2,100      18,450
Other                                                               (684)     (7,930)

Net cash provided (used) by investing activities                 (82,447)   (156,860)

Cash flows from financing activities:
Proceeds from short-term borrowings with maturities
    greater than three months                                        ---       6,349
Short-term borrowings, net                                       (10,000)       (820)
Proceeds from long-term debt                                      59,726         329
Payments on debt of discontinued operations                       (2,004)    (18,959)
Other                                                              2,915         206

Net cash provided (used) by financing activities                  50,637     (12,895)

Effect of exchange rate changes on cash and equivalents             (891)        416

Net increase (decrease) in cash and equivalents                   74,729    (174,528)
Cash and equivalents at beginning of period                       22,341     219,677

Cash and equivalents at end of period                           $ 97,070   $  45,149










    See accompanying notes to consolidated condensed financial statements.


                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)





                                                    ADDITIONAL                                         TOTAL
                              PREFERRED    COMMON   PAID-IN       ACCUMULATED              TREASURY    SHAREHOLDERS'
                              STOCK        STOCK    CAPITAL       DEFICIT        OTHER     STOCK       EQUITY
Balances at
      December 31, 1994       $   17,976   $35,577  $   505,256   $   (314,014)  $(7,023)  $    (577)  $      237,195
Net income                           ---       ---          ---            833       ---         ---              833
Foreign currency translation
     adjustment                      ---       ---          ---            ---      (531)        ---             (531)
Dividends on preferred stock         ---       ---         (449)           ---       ---         ---             (449)
Other                                 (1)      133        4,183            ---     1,077         109            5,501
Balances at
   June 30, 1995              $   17,975   $35,710  $   508,990   $   (313,181)  $(6,477)  $    (468)  $      242,549




































                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.     GENERAL

In May 1994, the Company changed its fiscal year end from May 31 to December 31 effective January 1, 1995. The consolidated condensed financial statements reflect the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 1995 and the restated three and six months ended June 30, 1994. The Company has also restated the Statements of Operations for the three and six months ended June 30, 1994 to reflect the aviation sales and services segment as discontinued operations. See note 4.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1995, and the results of its operations for the three and six months ended June 30, 1995 and 1994, its cash flows for the six months ended June 30, 1995 and 1994 and stockholders' equity for the six months ended June 30, 1995. The results of operations for the three and six months ended June 30, 1995 and 1994, are not necessarily indicative of the final results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Transition Report on Form 10-K for the seven months ended December 31, 1994.

Certain previously reported financial information has been reclassified to conform to the current period's presentation.

 2.     FORWARD SALE OF COLOMBIAN OIL PRODUCTION

On May 26, 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The proceeds held in interest-bearing reserve accounts have been recorded as long-term receivables. The Company has recorded the net proceeds as deferred income and will recognize such revenue when the barrels are delivered during a five-year period beginning in June 1995. The volumes sold in the forward oil sale represent approximately 15% of the Company's currently projected Cusiana and Cupiagua production over the five-year period.

The oil was sold to an unrelated entity. Morgan Guaranty Trust Company of New York ("Morgan Guaranty") has agreed to purchase the oil delivered by the Company to the unrelated entity at a fixed price.

In order to accommodate efficient marketing of the oil, the Company has agreed to purchase such oil from Morgan Guaranty at a price per barrel equal to the then current market price of West Texas Intermediate crude ("WTI") minus $2.50. The Company intends to market the oil purchased from Morgan Guaranty together with the Company's other Colombian production.

Morgan Guaranty also agreed to purchase up to $40 million of additional production on a forward sale basis in the event that the Company is otherwise unable to meet its cash call obligations in respect of the Cusiana and Cupiagua fields project. The number of barrels would be determined based on a formula intended to reflect their fair market value. The Company does not expect, however, to sell any production under this agreement.

The purchase prices and other terms of the transaction were determined by arm's-length negotiations among the Company, J.P. Morgan Securities Inc., Morgan Guaranty and the unrelated entity. The prices reflect the various parties' mutual agreement as to present fair market value of the barrels of oil to be delivered, taking into account such factors as quality relative to WTI, transportation costs and timing of deliveries.

3.     PETROLEUM PRICE RISK MANAGEMENT

In anticipation of entering into the forward oil sale, the Company entered into five year commodity swap agreements in April and May 1995, to hedge price risk associated with the portion of the Company's oil production in Colombia expected to be sold in the forward oil sale. Sales of the Company's Colombian production are priced with reference to WTI. The swap agreements, which were entered into with a counterparty with a "AAA" credit rating, fixed a WTI price benchmark of $18.42 per barrel on approximately 10.4 million barrels.

Simultaneously, the Company purchased from the same institution call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates under the swap agreements.

Prior to completion of the forward oil sale, the swap and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, as a result of which the swap agreements were superseded, the call options were recorded as a separate investment at their then fair market value of $9.3 million. As a result of this accounting treatment, fluctuations in the value of the call options will affect other income as non-cash adjustments.

In March 1995, the Company entered into a commodity swap agreement with an "A" rated counterparty to hedge price risk associated with the Company's oil production in France. The agreement fixes a Brent crude oil price benchmark at $16.90 per barrel on approximately 275,000 barrels of oil to be produced during the period from April 1, 1995 to September 30, 1995. The swap agreement is accounted for as a hedge.


 4.     DISCONTINUED AVIATION OPERATIONS AND DIVESTITURES

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note. The Company realized a loss of $1.4 million on the sale. The Company plans to dispose of its remaining aviation operations and therefore has reflected the aviation sales and services segment as discontinued operations. The Company has accrued $.6 million for future estimated losses associated with final disposal of the segment. Revenues from the aviation sales and services segment for the three months ended June 30, 1995 and 1994 were $2.2 million and $3 million, respectively, and for the six months ended June 30, 1995 and 1994 were $4 million and $5.7 million, respectively.

In March 1995, Crusader Ltd. ("Crusader"), a 49.9% affiliate of the Company, completed the sale of Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million.

5.     WRITEDOWN OF ASSETS

During the six months ended June 30, 1994, the carrying amount of the Company's evaluated oil properties in France and Indonesia were written down by $11.2 million and $2 million, respectively, principally as a result of lower oil prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

 6.     LONG-TERM DEBT

On March 30, 1995, the Company signed a $65 million bank revolving credit facility . Borrowings bear interest at various rates either based on prime or the London Interbank Offered Rate and mature on September 30, 1996. The facility is secured by the Company's marketable securities portfolio and
Crusader common stock owned by the Company.   As of June 30, 1995, the Company
had borrowed $59.7 million and issued a letter of credit for $2.8 million under the facility.

 7.     COMMITMENTS AND CONTINGENCIES

 COMMITMENTS

The Company is currently involved in the development of significant discoveries in the Cusiana and Cupiagua fields (the "Fields") in Colombia and has begun appraisal/exploratory drilling in Block A-18 of the Malaysia-Thailand Joint Development Area. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Fields and $29 million relates to Block A-18. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997. The Company expects to meet the balance of its direct capital needs in 1995 and later years with increasing cash flow from its Colombian operations, cash on hand, marketable securities, other asset sales, and possibly the issuance of equity or other securities.

During the normal course of business, the Company is subject to the terms of various operating agreements and capital commitments associated with the exploration and development of its oil and gas properties. Many of these
commitments are discretionary on the part of the Company.   It is management's
belief that such commitments, including the capital requirements in Colombia and Malaysia-Thailand discussed above, will be met without any material adverse effect on the Company's operations or consolidated financial condition.

GUARANTEES

At June 30, 1995, the Company has guaranteed loans of approximately $6.9 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $11 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

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

8.     SUBSEQUENT EVENT

On August 4, 1995, the Company signed a definitive agreement to sell its interest in Triton France S.A. through which it holds its interest in the
Villeperdue  Field.    The  sale, which is subject to customary conditions, is
expected to close in August 1995 and to result in cash to the Company of approximately $16 million.














                  REVIEW OF INDEPENDENT ACCOUNTANTS





Price Waterhouse LLP, independent accountants, have reviewed the consolidated condensed balance sheet as of June 30, 1995, and the related consolidated condensed statements of operations for the three months and six months ended June 30, 1995 and 1994, the consolidated condensed statements of cash flows for the six months ended June 30, 1995 and 1994, and the consolidated condensed statement of stockholders' equity for the six months ended June 30, 1995, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying Report of Independent Accountants.

                 REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
  Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of June 30, 1995, the related consolidated condensed statements of operations for the three and six months ended June 30, 1995 and 1994, the consolidated condensed statements of cash flows for the six months ended June 30, 1995 and 1994 and the consolidated condensed statement of stockholders' equity for the six months ended June 30, 1995. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of stockholders' equity and of cash flows for the seven months ended December 31, 1994 (not presented herein), and in our report dated February 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. Our report included a paragraph explaining that the Company changed its method of accounting for investments in marketable securities at May 31, 1994 and income taxes in 1993. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE  LLP



Dallas, Texas
August 1, 1995











          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS







 Liquidity, Capital Requirements and Funding Alternatives

       Cash, cash equivalents and marketable securities totaled $150.9 million and $72.3 million at June 30, 1995 and December 31, 1994, respectively. Working capital was $141.6 million at June 30, 1995, an increase of $112 million from December 31, 1994.

     On May 26, 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The barrels are to be delivered during a five-year period that began in June 1995. The forward oil sale increased working capital by $77.5 million.

        As part of the forward oil sale transaction, Morgan Guaranty agreed to purchase up to $40 million of additional production on a forward sale basis in the event that the Company is otherwise unable to meet its cash call obligations in respect of the Cusiana and Cupiagua fields project. The number of barrels would be determined based on a formula intended to reflect their fair market value. The Company does not expect, however, to sell any production under this agreement.

     During the six months ended June 30, 1995, the Company repaid $25 million of short-term debt, and borrowed $59.7 million and issued a letter of credit for $2.8 million under a long-term revolving credit facility totaling $65 million which matures on September 30, 1996. The facility is secured by the Company's marketable securities portfolio and Crusader common stock owned by the Company.

       Capital expenditures were approximately $68.2 million and $62.9 million for the six months ended June 30, 1995 and 1994, respectively. Continued development of the oil fields in Colombia, including drilling and production facilities, production sharing and other agreements, will require significant additional capital. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Cusiana and Cupiagua fields ("the Fields") and $29 million relates to Block A-18 of the Malaysia-Thailand Joint Development Area. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997.

     In recognition of the significant investment to be made in transportation infrastructure in Colombia to evacuate the full production from the Fields, the Company, along with other investors, formed Oleoducto Central S.A. ("OCENSA") in December 1994 to build, operate and finance the expanded pipeline from the Fields to the port of Covenas. OCENSA's capitalization plan contemplates an ultimate capital structure consisting of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to each partner's tariffs on its throughput). One such tranche is supported by the Company's tariff commitments for its share of production from the Fields. This tranche closed on July 7, 1995 and raised $60 million for OCENSA, which is expected to satisfy all funding obligations related to the Company's throughput right and equity interest in OCENSA for 1995. OCENSA will require additional funds in 1996 and has the right to call on the Company to assist in raising the required funds or making advances to OCENSA.

      The Company has received a commitment from the Export-Import Bank of the United States ("Eximbank") for a guarantee of up to $35 million of borrowings to purchase United States-sourced exports under a credit facility to be negotiated. Due to covenants in the indentures relating to the Company's senior subordinated notes, the Company's ability to borrow additional funds is limited.

     Certain other indenture covenants relating to the Company's senior subordinated notes would require the Company to offer to purchase a portion of the notes if the Company's stockholders' equity is less than $225 million at the end of two consecutive quarters. Stockholders' equity at June 30, 1995 was $242.5 million. Although the Company may experience losses for certain interim periods, the Company does not anticipate that any such losses would cause it to violate any indenture covenants.

        The Company expects to meet the balance of its direct capital needs in 1995 and later years with increasing cash flow from its Colombian operations, cash on hand, marketable securities, other asset sales, and possibly the
issuance of equity or other securities.   On August 4, 1995, the Company
signed a definitive agreement to sell its interest in Triton France S.A. through which it holds its interest in the Villeperdue Field. The sale, which is subject to customary conditions, is expected to close in August 1995 and to result in cash to the Company of approximately $16 million.

 RESULTS OF OPERATIONS

General

     The Company reported net earnings of $.8 million (before preferred dividends) for the six months ended June 30, 1995 compared to a net loss of $27.9 million in the 1994 period. The improved 1995 results reflected increased production in Colombia, proceeds from legal settlements and the absence of writedowns under the Securities and Exchange Commission ("SEC") ceiling limitation.

                     QUARTER ENDED JUNE 30, 1995 AND 1994

Revenues

       Oil sales increased $19.7 million in 1995, due primarily to an increase of $20 million in Colombia due to increased production capacity from the recent installation of three production units. The fourth production unit commenced production in early July 1995. Also contributing were higher prices realized in Colombia of $17.13 per barrel in 1995 compared to $12.99 per barrel for 1994, as well as revenues of $5.1 million relating to reimbursement of pre-commerciality costs from Ecopetrol for the Cusiana Field.
 Ecopetrol is obligated to reimburse the Company for approximately $21 million of remaining Cusiana pre-commerciality costs, most of which will be recorded as revenue. The reimbursements depend on the timing and amount of Cusiana production. The Company expects the remaining reimbursements to be paid during the remainder of 1995 and the first half of 1996.

        Other income for the 1995 quarter included the settlement of a lawsuit for $5.3 million and a $2.9 million gain for cash received as part of the early redemption of the Crusader Limited ("Crusader") 12% Convertible Subordinated Unsecured Notes (the "Convertible Notes") to shares of Crusader common stock. The 1994 quarter included a $1.5 million gain on the sale of Aero Services Inc. Interest income was $1.6 million and $2.3 million in 1995 and 1994, respectively.

Costs and Expenses

     Operating expenses and depreciation, depletion and amortization increased $2.8 million and $2.3 million, respectively, in 1995 due principally to increased production in Colombia which increased operating expenses by $3.5 million and depletion by $3.2 million. These increases were offset by lower production in 1995 and prior period writedowns in France which lowered operating expenses and depletion by $.5 million and $.9 million, respectively.
 The Company's operating costs per equivalent barrel, excluding volumes related to reimbursement of Cusiana pre-commerciality costs, were $5.98 and $11.41 in 1995 and 1994, respectively.

     General and administrative expenses decreased $1.7 million as capitalization from exploration and development activities increased $2 million to $5.1 million in 1995.

     Equity in earnings of Crusader decreased $3.6 million primarily due to a $2.7 million loss which represented the Company's equity share of $5.3 million paid to holders of the Convertible Notes to effect early redemption.

     Writedowns in 1994 related to oil properties in France and Indonesia under application of the SEC full cost ceiling limitation.

     Total interest expense in 1995 was $9.9 million, an increase from $8 million in 1994 due to higher debt outstanding. Capitalized interest decreased from $5.2 million in 1994 to $3.9 million in 1995 primarily as a result of commercial level production beginning in Colombia during late 1994.


                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Revenues

     Oil sales increased $32.4 million in 1995 due primarily to an increase of $32.8 million in Colombia due to increased production capacity from the recent installation of three production units in the Cusiana central processing facilities and higher prices in Colombia ($16.38 per barrel in 1995 compared to $11.95 per barrel in 1994). The Company's net production in Colombia increased to 2.2 million barrels in 1995 from .3 million barrels in 1994. The 1995 results also included revenues of $8.7 million relating to the reimbursement of pre-commerciality costs for the Cusiana Field.

     Other income during 1995 included $7.2 million received from legal settlements and $2.9 million received from the early redemption of the Convertible Notes. Interest income for the six months ended June 30, 1995 and 1994 was $2.8 million and $4.6 million, respectively.

Costs and Expenses

        Operating expenses increased $5.8 million from 1994. The increase was attributable to higher production in Colombia ($7.0 million). The Company's operating costs per equivalent barrel, excluding volumes related to reimbursement of Cusiana pre-commerciality costs, were $7.40 and $11.16 in 1995 and 1994, respectively. The 1994 results included an accrual of $1.1 million for environmental clean-up costs in the United States.

      General and administrative ("G&A") expenses decreased from $15.4 million in 1994 to $12.6 million in 1995 primarily due to increased exploration and development activities, which increased capitalized G&A. Total G&A costs increased 4.6% from $21.7 million in 1994 to $22.6 million in 1995.

     Higher production in Colombia increased depreciation, depletion and amortization by $5.4 million compared to 1994 while lower production in France during 1995 and prior period writedowns of oil properties in France decreased depletion by $2.3 million in 1995.

       Writedown of assets in 1994 was related to oil properties in France and Indonesia under application of the SEC full cost ceiling limitation.

      Interest expense in 1995 of $11.5 million increased from $5.3 million in 1994 due to higher debt outstanding and reduced capitalized interest. As a result of the commencement of commercial level production in Colombia, capitalized interest decreased to $7.7 million in 1995 from $10.5 million in 1994.

     Equity in earnings of Crusader for 1995 included a net gain of $3.8 million on the sale of Saracen Minerals and a $2.7 million loss related to the early redemption of the Convertible Notes.

Income Taxes

     The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109") which was adopted effective June 1, 1992, with regard to accounting for income taxes. SFAS 109 requires that the Company make projections about the timing and scope of certain future business transactions in order to estimate realizability of deferred tax assets. Changes in the timing or nature of actual or anticipated business transactions, projections and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported from time to time. For these and other reasons, compliance with SFAS 109 may result in significant differences between tax expense for income statement purposes and taxes actually paid.

       The income tax provision for the 1995 period represented deferred taxes in Colombia, Argentina, Ecuador, Guatemala and China, and a deferred tax benefit in the United States related to future utilization of net operating loss carryforwards ("NOLs"). Subject to the factors described above, the Company currently expects that its deferred tax provision will substantially exceed its current tax provision (i.e., actual taxes paid), resulting in an effective tax rate for income statement purposes that will exceed statutory tax rates, at least until the Cusiana and Cupiagua fields reach peak production. The primary reason for the expected difference is the non-deductibility for Colombian tax purposes of certain capitalized expenses. Deferred taxes would also be adversely impacted by increased tax rates in jurisdictions such as Colombia and earlier than anticipated utilization of U.S. NOLs. Consistent with its business strategy of maximizing stockholder value by maximizing the Company's after tax cash flow, the Company is actively considering various alternatives that may improve its after tax cash flow over the long term, but which would accelerate the previously anticipated utilization of its U.S. NOLs and, in turn, result in a deferred tax expense.

     No current tax expense is recorded for reimbursements for pre-commerciality costs paid by Ecopetrol, which are treated as a return of capital under Colombian tax laws.

Minority Interest in Losses of Subsidiaries

       The Company ceased to record minority interest related to Triton Europe following the purchase of shares held by the minority interest owners on March 31, 1994.

Petroleum Price Risk Management

     Oil and natural gas sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy from time to time to use financial market transactions with credit worthy counterparties to reduce risk associated with the pricing of a portion of the oil and natural gas which it sells. The policy is structured to underpin the Company's budgeted revenues and results of operations.

      In anticipation of entering into a forward oil sale, the Company entered into five year commodity swap agreements in April and May 1995, to hedge price risk associated with the portion of the Company's oil production in Colombia expected to be sold in the forward oil sale. Sales of the Company's Colombian production are priced with reference to WTI. The agreements, which were entered into with a counterparty with a "AAA" credit rating, fixed a WTI price benchmark of $18.42 per barrel on approximately 10.4 million barrels. The volumes sold in the forward oil sale represent approximately 15% of the Company's currently projected Cusiana and Cupiagua production over the five-year period.

     Simultaneously, the Company purchased from the same institution call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincide with the volumes and delivery dates under the swap agreements.

     Prior to completion of the forward oil sale, the swap and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, as a result of which the swap agreements were superseded, the call options were recorded as a separate investment at their then fair market value of $9.3 million. As a result of this accounting treatment, fluctuations in the value of the call options will affect other income as non-cash adjustments.

       In March 1995, the Company entered into a commodity swap agreement with an "A" rated counterparty to hedge price risk associated with the Company's oil production in France. The agreement fixes a Brent crude oil price benchmark at $16.90 per barrel on approximately 275,000 barrels of oil to be produced during the period from April 1, 1995 to September 30, 1995. The swap agreement is accounted for as a hedge.

















                          PART II. OTHER INFORMATION






ITEM 1.  LEGAL PROCEEDINGS

The United States Environmental Protection Agency and Justice Department have advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., may contribute approximately $2.8 million to settle its alleged liability for the site's clean-up cost. If the subsidiary does not accept the settlement offer, it has been advised that it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. The subsidiary is evaluating the settlement offer, the cost to the subsidiary of possible remedial tasks, possible settlements and joint strategies with other potentially responsible parties and insurers, and possible legal defenses. The settlement offer does not address responsibility for any groundwater remediation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders (the "Meeting") on May 11, 1995 at which the shareholders of the Company voted on and approved the following proposals by the votes indicated.

1. The first proposal was the election of five directors to serve until the third annual meeting of shareholders to occur after the Meeting or until their respective successors shall have been duly elected and qualified. The directors elected and the votes cast for or withheld were as follows: Sheldon R. Erikson (31,932,531 votes for and 120,668 votes withheld), Thomas G. Finck (31,933,926 votes for and 119,273 votes withheld), Fitzgerald S. Hudson (31,918,612 votes for and 134,587 votes withheld), John R. Huff (31,933,365 votes for and 119,834 votes withheld) and William I. Lee (31,853,763 votes for and 199,436 votes withheld). The following directors continue in office: Herbert L. Brewer, Jesse E. Hendricks, Michael E. McMahon, J. Otis Winters, Ernest E. Cook, Ray H. Eubank, John P. Lewis, Wellslake D. Morse, Jr. and Edwin D. Williamson.

2. The second proposal was to effect a change in the state of incorporation of the Company from Texas to Delaware (the "Reincorporation") by approving an Agreement and Plan of Merger providing for the Company to merge into a wholly owned Delaware subsidiary. The Reincorporation was approved by the following vote: 24,499,789 votes were cast for the Reincorporation and 1,970,959 votes were cast against the Reincorporation, and there were 61,967 abstentions and 5,520,484 broker non-votes.

ITEM 5.  OTHER INFORMATION

In June 1995, the Company signed the Guayabo and Las Amelias Association Contract covering a contiguous area of approximately 1.7 million acres in
Colombia.    The  area is located approximately 150 kilometers north of Bogota and 140 kilometers northwest of the Fields, and its northern edge lies immediately south of the El Pinal block.

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

4.1 Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company. (14)

4.2 Rights Agreement dated as of May 22, 1995, between Triton andChemical Bank, as Rights Agent. (15)

4.3     Form of Debt Securities. (11)

4.4     Proposed Form of Senior Indenture. (11)

4.5     Proposed Form of Senior Subordinated Indenture. (11)

4.6 Certificate of Designation Establishing and Designating a Series of Shares of the Company's 5 % Convertible Preferred Stock, no par value. (14)

4.7.     Certificate of Incorporation, as amended. (14)

4.8     Bylaws. (14)

10.1     Triton Energy Corporation Amended and Restated  Retirement Income
         Plan. (10)

10.2 Triton Energy Corporation Amended and Restated Supplemental Executive Retirement Income Plan. (10)

10.3 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (2)

10.4 Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (6)

10.5 Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (2)

10.6 Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation. (10)

10.7     1985 Stock Option Plan of Triton Energy Corporation. (3)

10.8 Amendment No. 1 to the 1985 Stock Option Plan of Triton Energy Corporation. (2)

10.9 Amendment No. 2 to the 1985 Stock Option Plan of Triton Energy Corporation. (10)

10.10 Triton Energy Corporation Amended and Restated 1986 Convertible Debenture Plan. (10)

10.11     1988 Stock Appreciation Rights Plan of Triton Energy Corporation.
          (5)

10.12     Triton Energy Corporation 1989 Stock Option Plan. (7)

10.13     Amendment No. 1 to the Triton Energy Corporation 1989 Stock Option
Plan. (2)

10.14 Amendment No. 2 to the Triton Energy Corporation 1989 Stock Option Plan. (10)

10.15     Triton Energy Amended and Restated 1992 Stock Option Plan . (10)

10.16 Form of Amended and Restated Employment Agreement by and among Triton Energy Corporation and certain officers of Triton Energy Corporation. (10)

10.17     Triton Energy Amended and Restated Restricted Stock Plan. (10)

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

10.20     Triton Energy Corporation Long Term Disability Income Plan. (4)

10.21 Triton Energy Corporation Amended and Restated Retirement Plan for Directors. (3)

10.22 Indenture dated as of November 13, 1992 between Triton and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997. (8)

10.23 Supplemental Indenture dated as of July 1, 1993 between Triton Energy Corporation and Chemical Bank. (5)

10.24 Supplemental Indenture dated as of August 16, 1993 between Triton Energy Corporation and Chemical Bank. (5)

10.25 Third Supplemental Indenture dated as of May 12, 1995 between Triton Energy Corporation and Chemical Bank. (1)

10.26 Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993. (10)

10.27 First Supplemental Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993. (10)

10.28 Second Supplemental Indenture dated as of May 12, 1995 between Triton Energy Corporation and United States Trust Company of New York. (1)

10.29 Underwriting Agreement dated June 18, 1993 among Triton Canada Resources Ltd., Triton Energy Corporation and the underwriters named therein. (10)

10.30 Purchase and Sale Agreement among Triton Oil and Gas Corp., Triton Energy Corporation and Torch Energy Advisors Incorporated dated effective as of January 1, 1993. (5)

10.31 Agreement for Purchase and Sale of Assets Among Triton Fuel Group, Inc. and AVFUEL Corporation dated August 25, 1993. (5)

10.32 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (5)

10.33 Contract for Exploration and Exploitation for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos. (5)

10.34 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15, 1987 (Assignment is in Spanish language). (5)

10.35 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language). (5)

10.36 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language). (5)

10.38     Triton Energy Corporation 401(K) Savings Plan. (10)

10.39 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18. (12)

10.40 Credit Agreement between Triton Energy Corporation and Banque Paribas Houston Agency dated as of March 28, 1995, together with related form of revolving credit note (14)

10.41     First Amendment to Credit Agreement between Triton Energy
          Corporation and Banque  Paribas Houston Agency dated May 16, 1995. (1)

10.42 Security Agreement between Triton Energy Corporation and Banque Paribas Houston Agency. (14)

10.43 Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD. dated May 25, 1995. (16)

10.44 Crude Oil Purchase Agreement between Morgan Guaranty Trust Company of New York and Triton Oil & Gas Corporation dated May 25, 1995. (16)

15.1 Letter of Price Waterhouse LLP, acknowledging awareness of the use of their reportdated August 4, 1995, relating to the review of interim financial information. (1)

27.1     FINANCIAL DATA SCHEDULE.(1)

99.1     RIO CHITAMENA ASSOCIATION CONTRACT.(13)

99.2     RIO CHITAMENA PURCHASE AND SALE AGREEMENT.(13)

99.3     INTEGRAL PLAN - CUSIANA OIL STRUCTURE.(13)

99.4     LETTER AGREEMENTS WITH CO-INVESTOR IN COLOMBIA.(13)

99.5     COLOMBIA PIPELINE MEMORANDUM OF UNDERSTANDING.(13)

99.6 AMENDED AND RESTATED OLEODUCTO CENTRAL S.A.AGREEMENT DATED AS OF MARCH 31, 1995. (1)

____________________








                            PART II. OTHER INFORMATION

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

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference
 .
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated as of July 14, 1993 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-69230) and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.

(13) Previously filed as an exhibit to the Company's current report on Form 8-K/A dated July 15, 1994 and incorporated by reference herein.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(15) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated June 2, 1995 and incorporated by reference herein.

(16) Previously filed as an exhibit to the Company's current report on Form 8-K dated May 26, 1995 and incorporated by reference herein.

(b)      Reports on Form 8-K


On June 2, 1995, the Company filed a Current Report on Form 8-K with respect to Item 5 of said form, relating to the adoption of a Shareholder Rights Plan and the redemption of the Company's then outstanding preferred share purchase rights. On June 8, 1995, the Company filed a Current Report on Form 8-K with respect to Item 5 of said form, relating to the forward sale of oil and including an unaudited proforma consolidated condensed balance sheet as of





                                  SIGNATURES
















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON ENERGY CORPORATION


                      By:  /s Peter Rugg
                            Peter Rugg
                             Senior Vice President and Chief Financial Officer


Date:  August 4, 1995