Form 10-Q
period 1995-09-30
TRITON ENERGY CORP
filed 1995-11-13
CIK 99830

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

      Registrant's telephone number, including area code: (214) 691-5200

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X            NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                         Number of Shares
 Title of Each Class of Common Stock     Outstanding at October 31, 1995
Common Stock, par value $1.00 per share                       35,859,435
                                         -------------------------------







                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                                    INDEX













PART I.  FINANCIAL INFORMATION                                            PAGE NO.
                                                                          --------
Item 1.  Financial Statements
Consolidated Condensed Statements of Operations -
Three and nine months ended September 30, 1995 and 1994                          2
Consolidated Condensed Balance Sheets -
September 30, 1995 and December 31, 1994                                         3
Consolidated Condensed Statements of Cash Flows -
Nine months ended September 30, 1995 and 1994                                    4
Consolidated Condensed Statement of Stockholders' Equity -
Nine months ended September 30, 1995                                             5
Notes to Consolidated Condensed Financial Statements                             6
Review of Independent Accountants                                               11
Review Report of Independent Accountants                                        12
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           13
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                      20
Item 6.  Exhibits and Reports on Form 8-K                                       21














                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)







                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      1995      1994                 1995       1994
Revenues:
Sales and other operating revenues                     $            32,586   $ 8,637   $           80,841   $ 24,510
Other income                                                         4,261     2,000               17,255      9,074

)

                                                                    36,847    10,637               98,096     33,584

Costs and expenses:
Operating                                                           10,106     4,442               27,210     15,717
General and administrative                                           6,390     6,425               18,982     21,821
Depreciation, depletion and amortization                             7,129     3,238               17,597     10,680
Writedown of assets                                                    ---       984                  ---     14,716
Interest                                                             6,700     2,629               18,210      7,921
Equity in (earnings) loss of affiliates, net                         1,791      (431)               1,014     (1,534)
Foreign exchange (gain) loss                                          (778)      (36)                (773)       184

                                                                    31,338    17,251               82,240     69,505
Earnings (loss) from continuing operations
   before income taxes, minority interest and
     discontinued operations                                         5,509    (6,614)              15,856    (35,921)
Income tax provision:
Current                                                                921        71                  921     (2,167)
Deferred                                                             3,309       859                9,002      1,531

                                                                     1,279    (7,544)               5,933    (35,285)
Minority interest in (earnings) loss of subsidiaries                   ---       (56)                 ---      1,864
Earnings (loss) from continuing operations                           1,279    (7,600)               5,933    (33,421)
Discontinued operations:
Loss from operations                                                   ---      (270)              (1,858)    (1,683)
Loss on disposal                                                       ---       ---               (1,963)      (650)
Net earnings (loss)                                                  1,279    (7,870)               2,112    (35,754)
Dividends on preferred stock                                           353       449                  802        449
Earnings (loss) applicable to common stock             $               926   $(8,319)  $            1,310   $(36,203)

Weighted average number of shares outstanding                       35,221    34,935               35,088     34,901
Earnings (loss) per common share:
Continuing operations                                  $              0.03   $ (0.23)  $             0.15   $  (0.97)
Discontinued operations                                                ---     (0.01)               (0.11)     (0.07)
Net earnings (loss)                                    $              0.03   $ (0.24)  $             0.04   $  (1.04)





    See accompanying notes to consolidated condensed financial statements.

TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)







                                                                     SEPTEMBER 30,
ASSETS                                                                         1995   DECEMBER 31,
                                                                         (UNAUDITED)           1994
Current assets:
Cash and equivalents                                                 $       75,989   $      22,341
Short-term marketable securities                                             57,338          26,657
Receivables                                                                  33,122          20,241
Inventories, prepaid expenses and other                                       5,927           4,638

Total current assets                                                        172,376          73,877
Long-term marketable securities                                               3,930          23,264
Property and equipment, at cost, less accumulated depreciation and
     depletion of $261,504 and $493,050, respectively                       465,816         399,658
Investments and other assets                                                185,033         122,402
                                                                     $      827,155   $     619,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $        1,313   $         257
Short-term borrowings                                                           ---          17,351
Accounts payable and accrued liabilities                                     35,273          26,608
Total current liabilities                                                    36,586          44,216

Long-term debt, excluding current installments                              404,944         315,258
Deferred income taxes                                                        26,137          14,672
Deferred income and other                                                   116,276           7,860
Convertible debentures due to employees                                         ---             ---

Stockholders' equity:
Preferred stock, no par value                                                14,119          17,976
Common stock, par value $1                                                   35,871          35,577
Additional paid-in capital                                                  514,266         505,256
Accumulated deficit                                                        (311,902)       (314,014)
Foreign currency translation adjustment                                      (8,519)         (5,639)
Other                                                                          (281)         (1,384)
                                                                            243,554         237,772
Less cost of common stock in treasury                                           342             577

Total stockholders' equity                                                  243,212         237,195

Commitments and contingencies (Note 7)
                                                                     $      827,155   $     619,201






The Company uses the full cost method to account for its oil and gas producing activities.
    See accompanying notes to consolidated condensed financial statements.

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)







                                                                         1995        1994
Cash flows from operating activities:

Net earnings (loss)                                                 $   2,112   $ (35,754)
Adjustments to reconcile net earnings (loss) to net cash provided
(used) by operating activities:
Depreciation, depletion and amortization                               17,848      10,987
Amortization of debt discount                                          18,090       8,148
Proceeds from forward oil sale                                         86,610         ---
Amortization of unearned revenue                                       (2,702)        ---
Gain on sale of Triton France                                          (3,496)        ---
Equity in (earnings) losses of affiliates                               1,014      (1,534)
Writedown of assets                                                       ---      14,716
Deferred income taxes, minority interest and other                     12,253       1,746
Changes in working capital pertaining to operating activities          (3,020)     (3,906)

Net cash provided (used) by operating activities                      128,709      (5,597)

Cash flows from investing activities:
Capital expenditures and investments                                 (122,377)    (99,524)
Purchases of investments and marketable securities                    (42,365)   (195,586)
Proceeds from sale of investments and marketable securities            26,050     106,217
Proceeds from sale of Triton France                                    16,003         ---
Proceeds from sale of discontinued operations                           2,100      18,450
Other                                                                  (5,001)     (5,741)

Net cash provided (used) by investing activities                     (125,590)   (176,184)

Cash flows from financing activities:
Proceeds from short-term borrowings with maturities
    greater than three months                                             ---       7,989
Short-term borrowings, net                                            (10,000)     (2,780)
Proceeds from long-term debt                                           61,427         329
Payments on long-term debt                                             (2,048)       (449)
Payments on debt of discontinued operations                            (2,004)    (23,045)
Issuance of common stock                                                6,606         880
Other                                                                  (1,981)       (410)

Net cash provided (used) by financing activities                       52,000     (17,486)

Effect of exchange rate changes on cash and equivalents                (1,471)        525

Net increase (decrease) in cash and equivalents                        53,648    (198,742)
Cash and equivalents at beginning of period                            22,341     219,677

Cash and equivalents at end of period                               $  75,989   $  20,935







    See accompanying notes to consolidated condensed financial statements.



                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)








                                                     ADDITIONAL                                         TOTAL
                               PREFERRED    COMMON   PAID-IN       ACCUMULATED              TREASURY    STOCKHOLDERS'
                               STOCK        STOCK    CAPITAL       DEFICIT        OTHER     STOCK       EQUITY
Balances at
      December 31, 1994        $   17,976   $35,577  $   505,256   $   (314,014)  $(7,023)  $    (577)  $      237,195
Net income                            ---       ---          ---          2,112       ---         ---            2,112
Foreign currency translation
     adjustment                       ---       ---          ---            ---       388         ---              388
Sale of Triton France S.A.            ---       ---          ---            ---    (3,268)        ---           (3,268)
Dividends on preferred stock          ---       ---         (802)           ---       ---         ---             (802)
Conversion of preferred stock      (3,857)      112        3,745            ---       ---         ---              ---
Exercise of employee stock
    options and debentures            ---       182        6,117            ---       ---         ---            6,299
Other                                 ---       ---          (50)           ---     1,103         235            1,288
Balances at
   September 30, 1995          $   14,119   $35,871  $   514,266   $   (311,902)  $(8,800)  $    (342)  $      243,212









See accompanying notes to consolidated financial statements.





















                          TRITON ENERGY CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




                                1.     GENERAL

Effective January 1, 1995 the Company changed its fiscal year end from May 31 to December 31. The consolidated condensed financial statements reflect the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 1995 and the restated three and nine months ended September 30, 1994. The Company has also restated the Statements of Operations for the three and nine months ended September 30, 1994 to reflect the aviation sales and services segment as discontinued operations. See note 3.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Triton Energy Corporation and subsidiaries (collectively, the "Company") contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations for the three and nine months ended September 30, 1995 and 1994, its cash flows for the nine months ended September 30, 1995 and 1994 and stockholders' equity for the nine months ended September 30, 1995. The results of operations for the three and nine months ended September 30, 1995 and 1994, are not necessarily indicative of the final results to be expected for the full year.

The consolidated condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements, which are included as part of the Company's Current Report on Form 8-K dated August 24, 1995 for the seven months ended December 31, 1994.

Certain previously reported financial information has been reclassified to conform to the current period's presentation.

 2.     FORWARD SALE OF COLOMBIAN OIL PRODUCTION

  On May 26, 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The proceeds held in interest-bearing reserve accounts have been recorded as long-term receivables ($35.6 million at September 30, 1995). The Company has recorded the net proceeds as deferred income ($8.1 million and $109.8 million in short-term and long-term, respectively, at September 30, 1995) and will recognize such revenue when the barrels are delivered during a five-year period that began in June 1995. The volumes sold in the forward oil sale represent approximately 15% of the Company's currently projected Cusiana and Cupiagua production over the five-year period.

The oil was sold to an unrelated entity. Morgan Guaranty Trust Company of New York ("Morgan Guaranty") has agreed to purchase the oil delivered by the Company to the unrelated entity at a fixed price.

The Company entered into a separate agreement to purchase such crude oil from Morgan Guaranty at a price per barrel equal to the then current market price of West Texas Intermediate ("WTI") minus $2.50. This agreement has since been terminated. See note 8.

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

 3.     DISPOSITIONS AND DISCONTINUED AVIATION OPERATIONS

On August 18, 1995, the Company sold Triton France S.A. through which it held its interest in the Villeperdue field to the operator of the field, Coparex International. The Company received net proceeds, including repayment of intercompany debt, of approximately $16 million and realized a net gain of approximately $3.5 million and a reduction in equity of approximately $3.3 million for the foreign currency translation adjustment.

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note. The Company realized a loss of $1.4 million on the sale. The Company also accrued $.6 million for estimated losses associated with final disposal of the aviation segment. The remaining assets of the aviation segment were sold in August 1995. Revenues from the aviation sales and services segment for the three months ended September 30, 1994 were $2.8 million and for the nine months ended September 30, 1995 and 1994 were $4.7 million and $8.5 million, respectively.

In March 1995, Crusader Ltd. ("Crusader"), a 49.9% affiliate of the Company, completed the sale of Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million.

 4.     PETROLEUM PRICE RISK MANAGEMENT

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

Prior to completion of the forward oil sale, the swap and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, as a result of which the swap agreements were superseded, the call options were recorded as a separate investment at their then fair market value of $9.3 million. As a result of this accounting treatment, fluctuations in the value of the call options affect other income as noncash adjustments. The Company recorded noncash charges of $2.7 million and $3.2 million in the three months and nine months ended September 30, 1995, respectively.

  In September 1995, the Company entered into a commodity swap agreement with an "A" rated counterparty to hedge price risk associated with the Company's oil production in Colombia. The agreement fixes a WTI crude oil benchmark at $18.00 per barrel on 225,000 barrels of oil to be produced during the period from October 1, 1995 through December 31, 1995. The commodity swap agreement is accounted for as a hedge.

5.     WRITEDOWN OF ASSETS

  During the nine months ended September 30, 1994, the carrying amount of the Company's evaluated oil properties in France, Indonesia and the United States were written down by $11.2 million, $2 million and $1 million, respectively, principally as a result of lower oil prices used in the calculation of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission").

 6.     LONG-TERM DEBT

  On March 30, 1995, the Company signed a $65 million bank revolving credit facility. Borrowings bear interest at various rates either based on prime or the London Interbank Offered Rate and mature in October 1997. The facility is secured by the Company's marketable securities portfolio and Crusader common
stock owned by the Company.   As of September 30, 1995, the Company had
borrowed $61.4 million and issued a letter of credit for $2.8 million under the facility.

 7.     COMMITMENTS AND CONTINGENCIES

 COMMITMENTS

 The Company is currently involved in the development of significant discoveries in the Cusiana and Cupiagua fields (the "Fields") in Colombia and has begun appraisal/exploratory drilling in Block A-18 of the Malaysia-Thailand Joint Development Area. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Fields and $29 million relates to Block A-18. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997 and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998. The Company expects to meet capital needs in the future with a combination of some or all of the following - cash flow from its Colombian operations, cash on hand and marketable securities, available credit facilities, asset sales, and the issuance of debt and equity securities.

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

GUARANTEES

At September 30, 1995, the Company had guaranteed loans of approximately $6.9 million for a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $11 million in future exploration expenditures in various countries. These commitments are backed by letters of credit and bank guarantees.

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

8.     SUBSEQUENT EVENT

In October 1995, the Company and Morgan Guaranty Trust Company of New York agreed to terminate an agreement entered into simultaneously with the May 1995 forward sale of 10.4 million barrels of its Colombian production. Under the agreement, the Company purchased oil delivered under the forward oil sale from Morgan Guaranty Trust Company of New York at current market prices less $2.50 at the time of delivery.





                      REVIEW OF INDEPENDENT ACCOUNTANTS



Price Waterhouse LLP, independent accountants, have reviewed the consolidated condensed balance sheet as of September 30, 1995, and the related consolidated condensed statements of operations for the three months and nine months ended September 30, 1995 and 1994, the consolidated condensed statements of cash flows for the nine months ended September 30, 1995 and 1994, and the consolidated condensed statement of stockholders' equity for the nine months ended September 30, 1995, included in this report. Such reviews were made in accordance with standards established by the American Institute of Certified Public Accountants. See accompanying Report of Independent Accountants.

                     REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Shareholders of
  Triton Energy Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Triton Energy Corporation and subsidiaries as of September 30, 1995, the related consolidated condensed statements of operations for the three and nine months ended September 30, 1995 and 1994, the consolidated condensed statements of cash flows for the nine months ended September 30, 1995 and 1994 and the consolidated condensed statement of stockholders' equity for the nine months ended September 30, 1995. This financial information is the responsibility of the Company's management.

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



Dallas, Texas
October 31, 1995







          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS







 Liquidity, Capital Requirements and Funding Alternatives

       Cash, cash equivalents and marketable securities totaled $137.3 million and $72.3 million at September 30, 1995 and December 31, 1994, respectively. Working capital was $135.8 million at September 30, 1995, an increase of $106 million from December 31, 1994.

     On May 26, 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The barrels represent approximately 15% of the Company's currently projected Cusiana and Cupiagua production over the five year delivery period that began in June 1995. The forward oil sale increased working capital by $77.5 million.

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

       During the nine months ended September 30, 1995, the Company repaid $25 million of short-term debt, and borrowed $61.4 million and issued a letter of credit for $2.8 million under a long-term revolving credit facility totaling $65 million. The facility matures in October 1997 and is secured by the Company's marketable securities portfolio and Crusader common stock.

        Capital expenditures and investments were approximately $122.4 million and $99.5 million for the nine months ended September 30, 1995 and 1994, respectively. Continued development of the oil fields in Colombia, including drilling and production facilities, and production sharing and other agreements, will require significant additional capital. The Company's capital budget for the year ending December 31, 1995 is approximately $175 million, excluding capitalized interest, of which approximately $100 million relates to the Cusiana and Cupiagua fields ("the Fields") and $29 million relates to Block A-18 of the Malaysia-Thailand Joint Development Area.
Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997 and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

     In recognition of the significant investment to be made in transportation infrastructure in Colombia to evacuate the full production from the Fields, the Company, along with other investors, formed Oleoducto Central S.A. ("OCENSA") in December 1994 to build, operate and finance the expanded pipeline from the Fields to the port of Covenas. OCENSA's capitalization plan contemplates an ultimate capital structure consisting of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to each partner's tariffs on its throughput). One such tranche is supported by the Company's tariff commitments for its share of production from
the  Fields.   This tranche was closed in July 1995 and raised $60 million for
OCENSA, which is expected to satisfy all funding obligations related to the Company's OCENSA throughput and equity interest for 1995. OCENSA will require additional funds in 1996, however, and has the right to call on the Company to assist in raising the required funds or making advances to OCENSA.

      The Export-Import Bank of the United States has increased its commitment for a guarantee of borrowings to purchase United States-sourced exports under a credit facility to be negotiated from $35 million to $45 million.

     Due to covenants in the indentures relating to the Company's senior subordinated notes, the Company's ability to borrow additional funds is limited. Certain other covenants in such indentures would require the Company to offer to purchase a portion of the notes if the Company's stockholders' equity is less than $225 million at the end of two consecutive quarters. Stockholders' equity at September 30, 1995 was $243.2 million. Although the Company may experience losses for certain interim periods, the Company does not anticipate that any such losses would cause it to violate any indenture covenants. Moreover, the Company is seeking consents from the noteholders to indenture covenant modifications that would eliminate the repurchase obligation based on the Company's net worth and permit the Company to incur indebtedness if the Company's total indebtedness (excluding certain debt) would not exceed 25% of the market capitalization of the Company's debt and equity. The modifications would also permit a possible future recapitalization of the Company under a foreign parent if the same were approved by the Board of Directors and stockholders.

     The Company expects to meet capital needs in the future with a combination of some or all of the following - the above credit facilities, cash flow from its Colombian operations, cash on hand and marketable securities, asset sales, and the issuance of debt and equity securities.

 RESULTS OF OPERATIONS

 General

     The Company reported net earnings of $2.1 million (before preferred dividends) for the nine months ended September 30, 1995 compared to a net loss of $35.8 million in the 1994 period. The improved 1995 results reflected increased production in Colombia, proceeds from legal settlements, a gain on sale of Triton France and the absence of writedowns under the Securities and Exchange Commission (the "Commission") ceiling limitation.

Production and average price realized were as follows:



                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                                  1995    1994                1995    1994
Production
Oil * (Mbbls)                                                                    1,974     482               4,790   1,505
Gas (Mmcf)                                                                         391     284                 942     747
Weighted average price
Oil (per bbl)                                                      $             16.09  $16.52  $            16.43  $14.88
Gas (per mcf)                                                                     1.62    1.75                1.58    1.92
* Includes Ecopetrol reimbursement and forward oil sale barrels.




                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues

     Oil sales increased by $26.4 million in Colombia in 1995 due to increased production capacity from the recent installation of four production units in the Cusiana central processing facilities. The fourth production unit commenced production in early July 1995. Also contributing were higher prices realized in Colombia of $15.96 per barrel in 1995 compared to $13.88 per barrel for 1994, as well as revenues of $4.8 million arising from reimbursement of pre-commerciality costs from Ecopetrol for the Cusiana Field.
 Ecopetrol is obligated to reimburse the Company for an additional $10 million of Cusiana pre-commerciality costs, most of which will be recorded as revenue.
  The reimbursements depend on the timing and amount of Cusiana production. The Company expects the remaining reimbursements to be paid during the remainder of 1995 and the first half of 1996. Oil sales in France were lower by $2.1 million due primarily to the sale of Triton France in August 1995.

       Other income for the 1995 quarter included a gain on the sale of Triton France of $3.5 million and a $2.7 million noncash charge representing the change in fair market value of call option contracts purchased in conjunction with the Colombian forward oil sale. Interest income was $2.9 million and $1.8 million in 1995 and 1994, respectively.

Costs and Expenses

     Operating expenses and depreciation, depletion and amortization increased by $5.7 million and $3.9 million, respectively, in 1995 due principally to higher production in Colombia, which increased operating expenses by $6.8 million and depreciation, depletion and amortization by $4.7 million. The Company's operating costs per equivalent barrel, excluding volumes related to reimbursement of Cusiana pre-commerciality costs, were $5.91 and $9.33 in 1995 and 1994, respectively. The sale of Triton France reduced operating expenses and depletion in 1995 by $1.2 million and $.8 million, respectively.

       General and administrative expenses were unchanged while capitalization increased $.7 million to $4.7 million in 1995 due to increased exploration and development activities.

       Interest expense in 1995 increased $4.1 million from 1994 due to higher debt outstanding and lower capitalized interest, primarily as a result of commercial level production beginning in Colombia during late 1994. Capitalized interest was $3.8 million and $5.7 million in 1995 and 1994, respectively.

     Equity in earnings of affiliates in 1995 included a $1.4 million writedown by Crusader related to unproved property in Argentina. Writedowns in 1994 related to the Company's oil properties in the United States under application of the Commission's full cost ceiling limitation.


                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues

     Oil sales increased by $59.2 million in Colombia in 1995 due to increased production capacity from the recent installation of four production units in the Cusiana central processing facilities and higher prices in Colombia ($16.21 per barrel in 1995 compared to $12.59 per barrel in 1994). The 1995 results also included revenues of $13.5 million relating to the reimbursement of pre-commerciality costs for the Cusiana Field. Oil sales in France were lower by $2 million due to lower production and the sale of Triton France in August 1995.

     Other income during 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of Crusader's Convertible Notes. These increases were offset by a $3.2 million noncash charge representing the change in fair market value of call options purchased in conjunction with the Colombian forward oil sale. Interest income for the nine months ended September 30, 1995 and 1994 was $5.7 million and $6.4 million, respectively.

Costs and Expenses

     Operating expenses and depreciation, depletion and amortization increased by $11.5 million and $6.9 million, respectively, in 1995 due principally to higher production in Colombia, which increased operating expenses by $13.8 million and depreciation, depletion and amortization by $10.1 million. The Company's operating costs per equivalent barrel, excluding volumes related to reimbursement of Cusiana pre-commerciality costs, were $6.76 and $10.58 in 1995 and 1994, respectively. The sale of Triton France reduced operating expenses and depletion by $.9 million and $3.1 million, respectively. The 1994 results included an accrual of $1.1 million for environmental clean-up costs in the United States.

      General and administrative expenses decreased from $21.8 million in 1994 to $19 million in 1995 primarily due to increased capitalization of $4.5 million to $14.8 million in 1995 due to increased exploration and development activities.

          Writedown of assets in 1994 was related to oil properties in France, Indonesia and the United States under application of the Commission's full cost ceiling limitation.

     Interest expense in 1995 increased by $10.3 million from 1994 due to higher debt outstanding and lower capitalized interest, primarily as a result of commercial level production beginning in Colombia during late 1994. Capitalized interest was $11.5 million and $16.2 million in 1995 and 1994, respectively.

     Equity in earnings of Crusader for 1995 included a net gain of $3.8 million on the sale of Saracen Minerals, a $2.7 million loss related to the early redemption of Crusader's Convertible Notes and a $1.4 million writedown of unproved property in Argentina due to impairment.

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

       The income tax provision for the 1995 period represented deferred taxes in Colombia, Argentina, Ecuador, Guatemala and China, and a deferred tax benefit in the United States related to future utilization of net operating loss carryforwards ("NOLs"). Subject to the factors described above, the Company currently expects that its deferred tax provision will substantially exceed its current tax provision (i.e., actual taxes paid), resulting in an effective tax rate for income statement purposes that will exceed statutory tax rates, at least until the Cusiana and Cupiagua fields reach peak production. The primary reason for the expected difference is the non-deductibility for Colombian tax purposes of certain capitalized expenses. Deferred taxes would also be adversely impacted by increased tax rates in jurisdictions such as Colombia and earlier than anticipated utilization of U.S. NOLs. Consistent with its business strategy of maximizing stockholder value by maximizing the Company's after tax cash flow, the Company is actively considering various alternatives that may improve its after tax cash flow over the long term, but which would accelerate the previously anticipated utilization of its U.S. NOLs and may result in a deferred tax expense.

    No current tax expense is recorded for reimbursements for pre-commerciality costs paid by Ecopetrol, which are treated as a return of capital under Colombian tax laws.

Minority Interest in Losses of Subsidiaries

       The Company ceased to record minority interest related to Triton Europe following the purchase of shares held by the minority interest owners on March 31, 1994.

Petroleum Price Risk Management

     Oil and natural gas sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy from time to time to use financial market transactions with credit worthy counterparties primarily to reduce risk associated with the pricing of a portion of the oil and natural gas which it sells. The policy is structured to underpin the Company's budgeted revenues and results of operations. The Company may also use financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

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

     Prior to completion of the forward oil sale, the swap and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, as a result of which the swap agreements were superseded, the call options were recorded as a separate investment at their then fair market value of $9.3 million. As a result of this accounting treatment, fluctuations in the value of the call options affect other income as noncash adjustments.

      The Company entered into a separate agreement to purchase such crude oil from Morgan Guaranty at a price per barrel equal to the then current market price of WTI minus $2.50. This agreement has since been terminated. See note 8 of Notes to Consolidated Condensed Financial Statements.

      In September 1995, the Company entered into a commodity swap agreement with an "A" rated counterparty to hedge price risk associated with the Company's oil production in Colombia. The agreement fixes a WTI crude oil benchmark at $18.00 per barrel on 225,000 barrels of oil to be produced during the period from October 1, 1995 through December 31, 1995. The commodity swap agreement is accounted for as a hedge.




















                          PART II. OTHER INFORMATION






ITEM 1.  LEGAL PROCEEDINGS

During the quarter ending September 30, 1995, the United States Environmental Protection Agency and Justice Department advised the Company that one of its domestic oil and gas subsidiaries, as a potentially responsible party for the clean-up of the Monterey Park, California Superfund site operated by Operating Industries, Inc., could agree to contribute approximately $2.8 million to settle its alleged liability for certain remedial tasks at the site. The offer did not address responsibility for any groundwater remediation. The subsidiary was advised that if it did not accept the settlement offer, it, together with other potentially responsible parties, may be ordered to perform or pay for various remedial tasks. After considering the cost of possible remedial tasks, its legal position relative to potentially responsible parties and insurers, possible legal defenses and other factors, the subsidiary declined to accept the offer.

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



  4.1   Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company. (14)

  4.2   Rights Agreement dated as of May 22, 1995, between Triton and Chemical Bank, as
        Rights Agent. (15)

  4.3   Form of Debt Securities. (11)


  4.4   Proposed Form of Senior Indenture. (11)

  4.5   Proposed Form of Senior Subordinated Indenture. (11)


  4.6   Certificate of Designation Establishing and Designating a Series of Shares of the
        Company's 5 %  Convertible Preferred Stock, no par value.  (14)


  4.7   Certificate of Incorporation, as amended. (14)


  4.8  Bylaws. (14)

 10.1   Triton Energy Corporation Amended and Restated  Retirement Income Plan. (10)


 10.2  Triton Energy Corporation Amended and Restated Supplemental Executive Retirement
       Income Plan. (1)

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


10.12   Triton Energy Corporation 1989 Stock Option Plan. (7)


10.13   Amendment No. 1 to the Triton Energy Corporation 1989 Stock Option Plan. (2)


10.14   Amendment No. 2 to the Triton Energy Corporation 1989 Stock Option Plan. (10)


10.15   Triton Energy Amended and Restated 1992 Stock Option Plan . (10)


10.16   Form of Amended and Restated Employment Agreement by and among Triton Energy
       Corporation and certain officers of Triton Energy Corporation. (1)

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


10.23   Supplemental Indenture dated as of July 1, 1993 between Triton Energy Corporation and Chemical Bank. (5)


10.24  Supplemental Indenture dated as of August 16, 1993 between Triton Energy
        Corporation and Chemical Bank. (5)


10.25  Third Supplemental Indenture dated as of May 12, 1995 between Triton Energy
        Corporation and Chemical Bank. (17)


10.26  Senior Subordinated Indenture by and between the Company and United States Trust
        Company of New York, dated as of December 15, 1993. (10)


10.27   First Supplemental Indenture by and between the Company and United States Trust
        Company of New York, dated as of December 15, 1993. (10)


10.28  Second Supplemental Indenture dated as of May 12, 1995 between Triton Energy
       Corporation and United States Trust Company of New York. (17)

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


10.33   Contract for Exploration and Exploitation for Tauramena with an effective date of July
        4, 1988, between Triton Colombia, Inc. and Empresa Colombiana De Petroleos. (5)


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


10.41   First Amendment to Credit Agreement between Triton Energy Corporation and Banque
        Paribas Houston Agency dated May 16, 1995. (17)


10.42  Security Agreement between Triton Energy Corporation and Banque Paribas Houston
        Agency. (14)


10.43  Triton Crude Purchase Agreement between Triton Colombia, Inc. and Oil Co., LTD.
        dated May 25, 1995. (16)


10.44  Crude Oil Purchase Agreement between Morgan Guaranty Trust Company of New York and Triton Oil & Gas Corporation dated May 25, 1995. (16)


10.45    Second Amendment to Credit Agreement and First Amendment to Security
       Agreement between Triton Energy Corporation and Banque Paribas Houston
        Agency dated August 11, 1995. (1)


10.46  Third Amendment to Credit Agreement between Triton Energy Corporation and
       Banque Paribas Houston Agency dated September 29, 1995. (1)

 15.1  Letter of Price Waterhouse LLP, acknowledging awareness of the use of their report dated  October 31, 1995, relating to the review of interim financial information. (1)


 27.1   Financial Data Schedule. (1)


 99.1   Rio Chitamena Association Contract. (13)


 99.2   Rio Chitamena Purchase and Sale Agreement. (13)


 99.3   Integral Plan - Cusiana Oil Structure.  (13)

 99.4   Letter Agreements with co-investor in Colombia. (13)


 99.5   Colombia Pipeline Memorandum of Understanding. (13)


 99.6  Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31, 1995.
        (17)





________________



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


(14)  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.


(15)  Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated June 2, 1995 and incorporated by reference herein.


(16)  Previously filed as an exhibit to the Company's current report on Form 8-K dated May
       26,  1995 and incorporated by reference herein.


(17)  Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended June 30,1995 and incorporated by reference herein.


(b)      Reports on Form 8-K


On August 25, 1995, the Company filed a Current Report on Form 8-K with respect to the sale of Triton France S.A. and restatement of the consolidated financial statements for the seven month transition period ended December 31, 1994 and the years ended May 31, 1994, 1993 and 1992 to reflect the aviation sales and services segment as discontinued operations.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRITON ENERGY CORPORATION


                        By:  /s/ Peter Rugg
Peter Rugg
                            Senior Vice President and Chief Financial Officer


Date:  November 13, 1995