Form 10-K
period 1995-12-31
TRITON ENERGY CORP
filed 1996-03-14
CIK 99830

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)


 (  X  )               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED: December 31, 1995

                                      OR

 (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                       Commission File Number:  1-7864

                          TRITON ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                         75-1151855
          (State or other jurisdiction of           (I.R.S.Employer
          incorporation or organization)            Identification No.)

                 6688 NORTH CENTRAL EXPRESSWAY
                       SUITE 1400
                    DALLAS, TEXAS                             75206
              (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  214-691-5200

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 1, 1996 (FOR SUCH PURPOSES ONLY, ALL DIRECTORS AND EXECUTIVE OFFICERS ARE PRESUMED TO BE AFFILIATES) WAS APPROXIMATELY $1.8 BILLION, BASED ON THE CLOSING SALES PRICE OF $49.25 ON THE NEW YORK STOCK EXCHANGE.

       AS OF MARCH 1, 1996, 35,926,258 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE PROXY STATEMENT PERTAINING TO THE 1996 ANNUAL MEETING OF STOCKHOLDERS OF TRITON ENERGY CORPORATION (OR, IF THE REORGANIZATION TO BE CONSIDERED BY THE STOCKHOLDERS OF TRITON ENERGY CORPORATION AT THE SPECIAL MEETING PROPOSED TO BE HELD ON MARCH 25, 1996 IS CONSUMMATED, OF TRITON ENERGY LIMITED) ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.


                          TRITON ENERGY CORPORATION

                              TABLE OF CONTENTS


Form 10-K Item                                                                   Page

PART I
ITEM 1.   Business                                                                  1
ITEM 2.   Properties                                                                7
ITEM 3.   Legal Proceedings                                                        21
ITEM 4.   Submission of Matters to a Vote of Security Holders                      22

PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          Stockholder Matters                                                      23
ITEM 6.   Selected Financial Data                                                  26
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    27
ITEM 8.   Financial Statements and Supplementary Data                              36
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                     36

PART III
ITEM 10.  Directors and Executive Officers of the Registrant                       36
ITEM 11.  Executive Compensation                                                   36
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management           36
ITEM 13.  Certain Relationships and Related Transactions                           36

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         37


                                    PART I



ITEM 1.     BUSINESS

GENERAL

          Triton Energy Corporation is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The Company's principal properties and operations are located in Colombia and Malaysia-Thailand. The Company also has oil and gas interests in other Latin American and Asian countries, Europe, Australia and North America.

          Triton was incorporated in Texas in 1962 and reincorporated in
Delaware  in  1995.   The Company's principal executive offices are located at
6688 North Central Expressway, Suite 1400, Dallas, Texas 75206, and its telephone number is 214/691-5200. The terms "Company" and "Triton" when used herein mean Triton Energy Corporation and its subsidiaries and other affiliates through which Triton conducts its business, unless the context otherwise implies.

            The Company has called a special meeting of its stockholders to be held on March 25, 1996 at which the stockholders will vote on the proposed reorganization of the Company (the "Reorganization"). Pursuant to the Reorganization, Triton Energy Limited ("Triton Cayman"), a newly formed Cayman Islands company and a wholly owned subsidiary of the Company, would become the parent holding company of Triton through the merger of a wholly owned subsidiary of Triton Cayman with and into the Company. If the Reorganization is consummated, the Company will become a subsidiary of Triton Cayman, and Triton Cayman will continue to conduct the businesses (through subsidiaries and affiliates) in which the Company is now engaged. The Company and Triton Cayman have filed with the Securities and Exchange Commission a Proxy Statement/Joint Prospectus dated as of February 23, 1996 relating to the special meeting and the securities to be issued if the Reorganization is consummated. Subsequent to the Reorganization, the Company intends to transfer substantially all of its businesses or subsidiaries located outside the United States, other than the Company's interests in the Cusiana and Cupiagua fields, and interests in Argentina, to Triton Cayman. See note 22 of Notes to Consolidated Financial Statements.

OIL AND GAS OPERATIONS

General

          Oil and gas exploration and development activities are, or have been, conducted through the Company's wholly owned subsidiaries, except in Malaysia-Thailand, where activities are, or have been, conducted by the Company's wholly owned subsidiaries, Triton Oil Company of Thailand and Triton Oil Company of Thailand (JDA), Ltd. (collectively, "Triton Thailand"), and Triton Thailand's 50% owned affiliate, Carigali - Triton Operating Company SDN. BHD. ("CTOC"); in Europe, where activities are, or have been, conducted by the Company's wholly owned (but until March 1994, 59.5% owned) subsidiary, Triton Europe Limited ("Triton Europe"); in Indonesia, where activities are, or have been, conducted by the Company's wholly owned subsidiary, Triton Indonesia, Inc. ("Triton Indonesia") and the Company's 33.7% owned (but until August 1994, 63.7% owned) affiliate, New Zealand Petroleum Company Limited ("New Zealand Petroleum"); in the United States by the Company's wholly owned subsidiary, Triton Oil & Gas Corp. ("Triton Oil"), and the Company's 49.9% owned affiliate, Crusader Limited ("Crusader") until September 1994; in New Zealand by New Zealand Petroleum and Crusader; in Canada by Crusader, until June 1995, and by Triton Canada Resources Ltd. ("Triton Canada") until August 1993; and in Australia by Crusader.

          A significant portion of Triton's reserves is held through the Company's wholly owned subsidiaries, Triton Colombia, Inc. and Triton Resources Colombia, Inc. (collectively, "Triton Colombia"). Additional reserves are held through Triton's publicly held affiliate, Crusader. For further information relating to the Company's oil and gas business activities, see Item 2, "Properties" and note 25 of Notes to Consolidated Financial Statements.

Production and Sales

          The following table sets forth for the year ended December 31, 1995, the seven months ended December 31, 1994, and the years ended May 31, 1994 and 1993, the net quantities of oil and gas produced, including that attributable to the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). The production and sales information relating to properties or subsidiary ownership interests acquired or disposed of is reflected in the table only since or up to the effective dates of their respective acquisitions or sales, as the case may be.


                                                   OIL PRODUCTION (1)               GAS PRODUCTION
                                      YEAR      SEVEN MOS.
                                      ENDED     ENDED              YEAR ENDED       YEAR ENDED
                                      DEC. 31,  DEC. 31,              MAY 31,         DEC. 31,
                                         1995       1994        1994       1993       1995
                                                        (IN MBBLS)                         (IN MMCF)

Colombia(2)                              5,089         435         467        219       158
Argentina                                  ---         ---          18          6       ---
France(3)                                  498         514       1,053      1,467       ---
Indonesia(4)                               255         186         441        536       ---
United States(5)                           121          66         156        397     1,207
Canada(5)                                  ---         ---         102        279       ---
Crusader(6):
  Australia                                287         180         404        491     3,884
  Canada                                    53          99         213        231        63
  United States                            ---           8          32         65       ---
       Total                             6,303       1,488       2,886      3,691     5,312




                      GAS PRODUCTION
                  SEVEN MOS.
                  ENDED         YEAR ENDED
                  DEC. 31,       MAY 31,
                    1994      1994        1993

                             (IN MMCF)

Colombia(2)          ---       ---         ---
Argentina            ---       ---         ---
France(3)            ---       ---         ---
Indonesia(4)         ---       ---         ---
United States(5)     618     1,150       3,421
Canada(5)            ---     3,521      14,329
Crusader(6):
  Australia        2,707     4,202       3,988
  Canada              96       150         121
  United States        6        55          99
       Total       3,427     9,078      21,958



____________________
(1) Includes natural gas liquids and condensate.
(2) Includes Ecopetrol reimbursement and excludes .4 million barrels of oil produced and delivered in connection with the Company's forward sale of oil in May 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and
note 2 of Notes to Consolidated Financial Statements.
(3) In August 1995, Triton Europe sold its interest in its subsidiary, Triton France S.A. ("Triton France").
(4) The Company has entered into an agreement to sell substantially all of its assets in Indonesia, the consummation of which is subject to certain conditions.
(5) During the fiscal year ended May 31, 1994, Triton Oil sold substantially all its working interests in oil and gas reserves in the United States and its common equity interest in Triton Canada. See note 3 of Notes to Consolidated Financial Statements. The Company has entered into an agreement providing for the sale of substantially all of its domestic royalty and mineral interests. See Item 2, "Properties - Oil and Gas - United States."
(6) In June 1995, Crusader sold all of its interest in Ausquacan Energy Limited and in September 1994, Crusader sold all of its oil and gas interests in the United States.

          The following tables summarize for the year ended December 31, 1995, the seven months ended December 31, 1994, and the years ended May 31, 1994 and 1993: (i) the average sales price per barrel of oil and Mcf of natural gas;
(ii) the average sales price per equivalent barrel of production; (iii) the depletion cost per equivalent barrel of production; and (iv) the production cost per equivalent barrel of production:


                         AVERAGE SALES PRICE                        AVERAGE SALES PRICE
                          PER BARREL OF OIL (1)                     PER MCF OF GAS
                  YEAR         SEVEN MOS.                           YEAR
                  ENDED        ENDED          YEAR ENDED            ENDED
                  DEC. 31,     DEC. 31,    MAY 31,     MAY 31,      DEC. 31,
                   1995        1994        1994         1993        1995

Colombia          $  16.29  $    14.37  $    12.66    $15.86  $   1.96
Argentina              ---         ---        9.22     14.00       ---
France               18.11       17.64       16.38     20.84       ---
Indonesia            17.77       17.06       16.29     19.49       ---
United States        13.62       15.65       14.19     16.83      1.49
Canada                 ---         ---       16.43     16.75       ---
Crusader:
   Australia         20.38       18.39       15.33     16.68      1.69
   Canada            15.42       14.62       12.43     15.14      0.99
   United States       ---       17.75       15.23     19.90       ---





                    AVERAGE SALES PRICE
                       PER MCF OF GAS
                  SEVEN MOS.
                  ENDED          YEAR ENDED
                  DEC. 31,         MAY 31,
                  1994        1994        1993

Colombia          $   ---  $      ---  $      ---
Argentina             ---         ---         ---
France                ---         ---         ---
Indonesia             ---         ---         ---
United States        1.55        2.23        2.02
Canada                ---        1.11        1.01
Crusader:
   Australia         1.43        1.50        1.57
   Canada            1.01        1.11        1.18
   United States     1.25        1.53        1.57









                         PER EQUIVALENT BARREL (2)
                          AVERAGE SALES PRICE
                YEAR          SEVEN MOS.
                ENDED         ENDED         YEAR ENDED
                DEC. 31,      DEC. 31,       MAY 31,

                   1995      1994        1994       1993


Colombia        $  16.26  $  14.37  $    12.66  $   15.86
Argentina            ---       ---        9.22      14.00
France             18.11     17.64       16.38      20.84
Indonesia          17.77     17.06       16.29      19.49
United States      10.68     11.77       13.75      14.06
Canada               ---       ---        8.13       7.18
Crusader:
 Australia         13.29      9.53       11.31      12.50
 Canada            13.87     13.43       11.83      14.50
 United States       ---     16.56       13.88      17.78



                PER EQUIVALENT BARREL (2)
                       DEPLETION(3)
                YEAR        SEVEN MOS.
                ENDED       ENDED       YEAR ENDED
                DEC. 31,    DEC. 31,       MAY 31,

                 1995       1994        1994        1993
Colombia        $2.67    $  2.57  $     1.96   $    2.48
Argentina         ---        ---         ---         ---
France           3.14       4.15        8.97       15.19
Indonesia        0.95       1.60        3.09        7.93
United States    6.05       7.04        6.58        6.81
Canada            ---        ---        3.60        3.24
Crusader:
 Australia       3.35       3.99        3.33        2.84
 Canada          2.35       2.31        2.97        1.89
 United States    ---       5.22       13.82       19.95



                            PER EQUIVALENT BARREL (2)
                                PRODUCTION COST
                     YEAR         SEVEN MOS.
                     ENDED        ENDED            YEAR ENDED
                     DEC. 31,     DEC. 31,         MAY 31,

                        1995        1994           1994       1993
Colombia         $   5.52     $     9.87          $9.06      $11.01
Argentina             ---           ---           13.83       16.17
France              10.96         11.25            9.83        9.20
Indonesia           17.34         11.04           14.54       11.16
United States        1.03          0.85            7.00        2.55
Canada                ---           ---            4.24        3.91
Crusader:
 Australia           4.77          4.01            3.97        4.22
 Canada              7.52          7.96            7.44        7.42
 United States        ---          6.00            7.77        6.18

_________
(1)     Includes natural gas liquids and condensate.
(2) Natural gas has been converted into equivalent barrels based on six Mcf of natural gas per barrel.
(3) Includes depreciation calculated on the unit of production method for support equipment and facilities.

     Competition

            The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The principal means of competition in the sale of oil and gas are product availability, price and quality. While it is not possible for the Company to state precisely its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

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





        In Colombia, crude oil is exported through the Caribbean port of Covenas where it is sold at prices based on United States prices, adjusted for quality and transportation. The oil produced from the Cusiana Field is transported to the export terminal through pipelines owned by the Colombian national oil company or joint stock companies partially owned by the Company. This pipeline system is in the process of being upgraded to accommodate additional production from the Cusiana and Cupiagua fields. See Item 2, "Properties - Oil and Gas - Colombia" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Pertamina, the Indonesian national oil company, purchases crude oil under a contract from the Triton-operated Enim concession in Indonesia, which expires in October 1996, using a formula based on the average market price of five different crude oils.

           In the United States, the Company receives royalties on oil and gas sold by others.

            In Australia, natural gas is sold to the South Australian and New South Wales markets primarily through the Pipelines Authority of South Australia and the Australian Gas Light Company, respectively. Gas is supplied to both of these markets under long-term contracts. Small volumes may be sold outside these contracts on a "spot" basis when market demands allow. Crude oil, condensate, natural gasolines and liquefied petroleum gases are freely traded in both the domestic and export markets.

           For a discussion of certain factors regarding the Company's markets and potential markets that could affect future operations, see note 18 of Notes to Consolidated Financial Statements.

     Employees

            At March 1, 1996, the Company employed approximately 245 full-time employees in its oil and gas exploration and production operations, excluding employees of Crusader and its subsidiaries.

OTHER OPERATIONS

          In Australia, coal mining activities are conducted through Crusader's 58.3%-owned subsidiary, Allied Queensland Coalfields Limited ("AQC"), the shares of which are publicly traded in Australia. AQC and its subsidiaries have interests under exploration permits and mining leases primarily in Australia. In November 1995, Crusader contributed all of its interest in Koala Smokeless Fuels Limited, an operator of a coal briquetting factory in Ireland, to a joint venture in exchange for preferred stock and 49% of the common shares of the joint venture.

          Crusader sold in March 1995 its gold business previously held by its wholly owned subsidiary, Saracen Minerals Limited, for proceeds of $14.3 million.

DISCONTINUED AVIATION OPERATIONS

          During the year ended December 31, 1995, the Company sold its aviation services businesses and, therefore, has reflected the aviation sales and services segment as discontinued operations.

EXECUTIVE OFFICERS OF THE COMPANY

              The following table sets forth certain information regarding the executive officers of the Company at March 1, 1996:

                                                                                   SERVED WITH
                                                                                   THE COMPANY
NAME                    AGE  POSITION WITH THE COMPANY                             SINCE

Thomas G. Finck          49  Chairman of the Board and Chief
                               Executive Officer                                          1992
John P. Tatum            61  Executive Vice President,
                               Operations                                                 1980
Nick De'Ath              47  Senior Vice President, Exploration                           1993
Robert B. Holland, III   43  Senior Vice President, General Counsel and Secretary         1993
Peter Rugg               48  Senior Vice President and Chief Financial Officer            1993
A.E. Turner, III         47  Senior Vice President, Operations                            1994


          In August 1992, Mr. Finck became Director, President and Chief Operating Officer of the Company. Effective January 1993, Mr. Finck became Chief Executive Officer and effective May 1995 he assumed the additional position of Chairman of the Board. From July 1991 to August 1992, Mr. Finck served as President and Chief Executive Officer of American Energy Group, an independent oil and natural gas exploration and production company. From May 1984 until June 1991, Mr. Finck served as President and Chief Executive Officer of Ensign Oil & Gas, Inc., a private domestic oil and gas exploration company.

           Mr. Tatum has served as Executive Vice President, Operations of the Company since 1991, and has served in various positions with the Company since 1980.

           Mr. De'Ath became Senior Vice President, Exploration in 1993. From 1992 to 1993, Mr. De'Ath served as President and owner of Pinnacle Ltd., a management consulting firm providing services to multinational companies in Colombia, and from 1971 to 1991 served in various positions with subsidiaries of British Petroleum Company, p.l.c., including general manager of exploration for BP International Limited in Mexico from 1991 to 1992 and general manager of BP's Colombian operation from 1986 to 1991.

          Mr. Holland has served as Senior Vice President, General Counsel and Secretary of the Company since January 1993. For more than five years prior to joining the Company, Mr. Holland was a partner of the law firm of Jackson & Walker, L.L.P., Dallas, Texas.

          Mr. Rugg became Senior Vice President and Chief Financial Officer in April 1993. From September 1992 to April 1993, Mr. Rugg served as Vice President of J.P. Morgan & Co., Incorporated ("J.P. Morgan"), a financial services firm, and for more than the five years prior to September 1992, Mr. Rugg served as Vice President of Morgan Guaranty Trust Company of New York, an international bank owned by J.P. Morgan.

           Mr. Turner became Senior Vice President, Operations in March 1994. From 1988 to February 1994, Mr. Turner served in various positions with British Gas Exploration & Production, Inc., including Vice President and General Manager of operations in Africa and the Western Hemisphere from October 1993.

           All executive officers of the Company are appointed annually by the Board of Directors of the Company to serve in such capacities until removed or their successors are duly elected and qualified. There are no family relationships among the executive officers of the Company.

ITEM 2.     PROPERTIES

              Certain statements in this Annual Report on Form 10-K, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by this Item 2, "Properties", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements include statements regarding proposed capital expenditures, management's plans and objectives for future operations, and future economic performance; information on drilling schedules, expected or planned production or transportation capacity, employment of drilling rigs, completion of pipeline construction, proven oil and gas reserves and discounted future net cash flows therefrom; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 18 and 19 of Notes to Consolidated Financial Statements.

OIL AND GAS

     Colombia

          Through Triton Colombia, the Company has varying participation interests in nine licenses in Colombia.

Cusiana and Cupiagua Fields

          Contract Terms. In the foothills of the Llanos Basin area in eastern Colombia, Triton Colombia holds a 12% interest in the SDLA, Tauramena and Rio Chitamena contract areas, covering approximately 66,000, 41,400 and 11,600 acres, respectively, where an active appraisal and development program is being carried out in the Cusiana and Cupiagua fields. Triton's partners in these areas are Empresa Colombiana De Petroleos ("Ecopetrol"), the Colombian national oil company, with a 50% interest, BP Exploration Company (Colombia) Limited ("BP"), the operator, with a 19% interest, and TOTAL Exploratie en Produktie Maatschippij B.V. ("TOTAL"), also with a 19% interest. In 1993, Ecopetrol declared the Cusiana and Cupiagua fields to be commercial and exercised its right to acquire a 50% interest. Triton's net revenue interest is approximately 9.6% after governmental royalties. Triton's net revenue is reduced by up to 0.36% pursuant to an agreement with an original co-investor, subject to Triton being reimbursed for a proportionate share of expenditures relating thereto.

          The Company and its private partners have secured the right to produce oil and gas from the SDLA and Tauramena contract areas through the years 2010 and 2016, respectively, and from the Rio Chitamena contract area through 2015 or 2019, depending on contract interpretation. In July 1994, Triton Colombia, BP, TOTAL and Ecopetrol entered into an Integral Plan for the Unified Exploitation of the Cusiana Oil Structure in the SDLA, Tauramena and Rio Chitamena Association Contract Areas. Under the plan, the parties have agreed to develop the Cusiana oil structure in a technically efficient and cooperative manner during three consecutive periods of time. During the initial period, petroleum produced from the unified area will be owned by the parties according to their respective undivided interests in each contract area.

             Within the first quarter of 2005, an independent determination of the original barrels of oil equivalent ("BOE") of petroleum in place under the unified area and under each association contract will be made, as a result of which a "tract factor" will be calculated for each association contract. Each tract factor will be the amount of original BOEs of petroleum in place under the particular association contract as a percentage of the total original BOEs under the unified area. Each party's unified area interest during the second period (commencing from the expiration of the SDLA association contract in 2010) and during the final period (commencing from the termination of the second association contract to termination) will be the aggregate of that party's interest in each remaining association contract multiplied by the tract factor for each such contract.

       Recent Drilling Results. In the Cusiana Field, Triton Colombia and its working interest partners have completed and have in service 16 producing wells and five gas injection wells. The injection wells will recycle to the reservoir most of the gas that is associated with the oil production to increase the oil recoverable over the life of the field. There are currently six wells being drilled as part of 1996 activity. The plan for the year includes the drilling and completion of 16 oil production and gas injection wells, which would bring the year end total to 37 production and gas injection wells. Full field development drilling is proceeding on a schedule which is intended to have sufficient well capacity at all times to meet production capacities of field facilities and export pipelines from the area.

          In the Cupiagua Field, Triton Colombia and its working interest partners completed the Cupiagua-4 well in the Barco Formation and the well awaits connection to a pipeline system for early field production beginning in 1996. Tests of the well yielded 11,500 barrels of oil and 43 million cubic feet of gas per day and confirmed the presence of oil and gas in the lower inverted Mirador and Barco formations. The well extended the total oil column in the field to 3,671 feet and no water contact was found. The Cupiagua-5 well, spudded in April, has penetrated the Mirador and Barco reservoirs and the Cupiagua-6 well, spudded in May, has penetrated the Mirador, Barco and Guadalupe reservoirs. The Cupiagua-5 well was the deepest well to date in either the Cusiana Field or the Cupiagua Field. The well has reached a total depth of approximately 18,000 feet and is currently being flow tested. Appraisal and development drilling is proceeding with a three-rig drilling program, which is expected to increase to four rigs by mid-year, and which is expected to result in the completion of at least seven additional wells in 1996.

          The Company believes considerable progress has been achieved in reducing the time and expenditures required to drill and complete wells in the Cusiana and Cupiagua fields. Although there can be no assurance, the Company believes that further improvements can be achieved with experience gained in the area. The Company expects that an additional rig will be mobilized as needed in both fields to efficiently develop the oil and gas reserves.

      Production Facilities and Pipelines. The four early production units of the Cusiana Field central processing facility have been placed in service and are designed to handle approximately 180,000 barrels of daily production throughput from the Cusiana Field. Construction is under way to increase production from the Cusiana and Cupiagua fields to at least 500,000 barrels per day by the end of 1997. Additional pipeline capacity is required to meet the transportation needs associated with full field development of these fields. To that end, in April 1995, Triton Pipeline Colombia, Inc., a wholly owned subsidiary of the Company, along with Ecopetrol, BP Colombia Pipelines Ltd., Total Pipeline Colombie, S.A., IPL Enterprises (Colombia) Inc. and TCPL International Investments Inc., completed the formation of a company, Oleoducto Central S.A. ("OCENSA"), to own and finance pipeline and port facilities to be constructed and operated for the transport of crude oil from the Cusiana and Cupiagua fields to the port of Covenas. Triton's equity participation in OCENSA is 9.6%. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funding Alternatives."

          This pipeline project consists of a 793-kilometer (495-mile) pipeline system from the Cusiana and Cupiagua fields to the Caribbean port of Covenas. It loops and generally follows the route of the two existing pipelines: the Central Llanos pipeline from El Porvenir to Vasconia and the Oleoducto de Colombia ("ODC") pipeline from Vasconia to Covenas. A portion of the Central Llanos loop already completed and pump station upgrades at El Porvenir and Miraflores were acquired by OCENSA during 1995. Construction of the remainder of the system is currently under way and scheduled to be completed in 1997. Production from the Fields in 1995 was 5.1 million barrels of oil, including Ecopetrol reimbursements. The current plan is to increase production capacity to at least 500,000 barrels of oil per day by the end of 1997.

     Other Colombia Areas

            Triton owns the rights to six additional licenses in Colombia. In the Middle Magdalena Valley basin and adjacent foothills, Triton owns a 100% interest (before certain royalties and government participation) in the El Pinal contract area, which covers approximately 142,250 acres approximately 330 kilometers (205 miles) north of Bogota. In the southern part of El Pinal, Triton discovered and confirmed the La Liebre Field with two wells (the La Liebre-1 and -2), which were tested at an aggregate of approximately 1,800 barrels of oil per day. In 1995, Ecopetrol approved Triton's application to declare the La Liebre Field commercial, and initial production from the field is expected to begin in 1996.

             The Yumeca-1 exploratory well, located in the northern part of El Pial, was drilled and tested in 1995. It was intended that the well test a new play concept in the foothills of the Middle Magdalena Valley. The well encountered hydrocarbon shows at various intervals but was plugged and abandoned after four zones were tested. The well was drilled to a total depth of 13,675 feet and failed to produce on test. Triton intends to drill an additional exploratory well on the Yumeca trend in 1996.

             In June 1995, the Company was awarded the Guayabo A and B and Las Amelias Association Contracts covering a contiguous area of approximately 1.8 million acres in Colombia. The area is located approximately 150 kilometers (93 miles) north of Bogota and 140 kilometers (87 miles) northwest of the Cusiana and Cupiagua fields, and is contiguous with the El Pinal contract area
to  the  north.    The terms of these association contracts are less favorable than the terms of the Cusiana and Cupiagua association contracts. Triton is conducting environmental studies over the blocks and intends to acquire 175 kilometers (110 miles) of seismic over the Las Amelias block and 100 kilometers (62 miles) of seismic over the Guayabo A block.

          In March 1996, the Company executed an agreement with Deminex Colombia Petroleum GmbH ("Deminex") providing Deminex the right to earn a 50% interest in the El Pinal, Guayabo A and B and Las Amelias contract areas. The effectiveness of the agreement is conditioned on the approval by December 31, 1996 of Ecopetrol and the Ministry of Mines and Energy of Colombia. The agreement provides for an initial payment by Deminex of approximately $13.4 million. In addition to costs associated with its 50% interest in the contract areas, Deminex would pay certain direct exploratory costs of the Company up to a maximum of approximately $16.8 million. All payments due prior to the receipt of the requisite approvals will be held in escrow.

            In the Upper Magdalena Valley basin, Triton Colombia has 22.5% and 20% interests (before certain royalties), respectively, in the 32,834-acre Tolima-B and 32,240-acre San Luis contract areas, approximately 180 and 130 kilometers (110 and 80 miles), respectively, southwest of Bogota. HOCOL S.A. is operator in both areas. Ecopetrol has granted commerciality of one field in each of the two areas.

     Malaysia-Thailand

          In April 1994, Triton Thailand became a party to a production sharing contract covering an area located offshore, designated as Block A-18 of the Malaysia-Thailand Joint Development Area. The contract area, which encompasses approximately 731,000 acres, had been the subject of overlapping claims between Malaysia and Thailand. The other parties to the production sharing contract are the Malaysia-Thailand Joint Authority, which has been established by treaty to administer the Joint Development Area, and the Malaysian national oil company. The treaty provides for the development of a Joint Development Area that includes Block A-18. Triton Thailand previously held a concession from Thailand that covered part of the Joint Development Area.

          Simultaneously with the execution of the production sharing contract, the parties executed a joint operating agreement governing Block A-18 operations. The operating agreement designated as operator, CTOC, a company owned equally by Triton Thailand and the Malaysian national oil company.

          The first phase of Block A-18 operations included a 2D seismic survey covering approximately 5,700 kilometers (3,542 miles), a 3D seismic survey conducted in 1995 and covering approximately 620 square kilometers (239 square miles) over the Cakerawala field, data analysis and the drilling of three exploratory wells.

          In August 1995, the first of the three wells, the Cakerawala-1A, was tested at a combined flow rate of 58 MMcf of gas and 945 barrels of condensate and oil per day. The well was drilled in approximately 200 feet of water to a total depth of 7,878 feet. A second well, Suriya-1, was tested at 58 MMcf of gas and 351 barrels of condensate per day. The Suriya-1 well was drilled in approximately 180 feet of water to a total depth of 7,273 feet and is located on a separate structure. The Suriya-1 well is located approximately 11 kilometers (7 miles) east-southeast of the Cakerawala-1A well.

             A third well, Cakerawala East-1, was drilled in approximately 180 feet of water to a total depth of 11,808 feet. Cakerawala East-1 tested at approximately 22 MMcf of gas and 138 barrels of condensate per day from the two shallow sequences that constitute the principal producing zones for phase one field development. The well confirmed anticipated fault separations from the structure on which the Cakerawala-1A and Pilong wells (drilled by Exxon in 1979) were drilled, and experienced comparable sand thickness, flow rates and gas-water contact, and lesser CO2 content, than the same sequences in the Cakerawala-1A and Pilong wells. Intermediate sequences were wet and were not tested. The well also confirmed the presence of deeper, overpressure sandstone sequences, but the deeper zones tested wet or inconclusively due to mechanical difficulties. The deeper zones remain an exploratory prospect for future drilling.

          CTOC's highest priority in 1996 is expected to be the further delineation and development of the main Cakerawala field in anticipation of negotiation of an initial gas sales contract. The Company believes that it will be necessary to convince a buyer of the field's capacity to produce at least 300 MMcf per day for at least 6,000 days in order to negotiate any acceptable contract. To that end, CTOC expects to drill up to four appraisal wells to delineate the Cakerawala Field in 1996. In addition, CTOC plans to drill the last two wells of the initial five-well exploration program on two structures adjacent to the gas-field discoveries.

          The nature and extent of the second phase of development and appraisal of the area will depend on the parties' assessment of the results of phase-one activities.

     Argentina

          Through the Company's subsidiaries, Triton Argentina, Inc. and Triton Resources Argentina, Inc. (collectively, "Triton Argentina"), the Company holds a 100% working interest in the approximately 50,000 acre-Sierra Azul Sur concession in the oil and gas producing Neuquen Basin in western Argentina.

            Triton Argentina also holds working interests in the Malargue Sur, Cerro Doa Juana and Loma Cortaderal concessions in Argentina. In 1995, the Company drilled two exploratory wells in the Malarge Sur Block, the El Fortin X-1 and the Cerro Negro X-1. The El Fortin X-1 well was drilled to a total depth of 7,485 feet and, although the well exhibited oil and gas shows, three tests failed to produce oil to surface and the well was plugged and abandoned.
 The Cerro Negro X-1 well was drilled to 12,153 feet and plugged and abandoned after five tests failed to produce economic quantities of oil. A third well, Cerro Chimango X-1, was drilled to a total depth of 6,067 feet and plugged and abandoned in January 1996. Triton expects to relinquish its interest in the Malarge Sur concession in March 1996.

     Guatemala

              Through the Company's subsidiary, Triton Guatemala S.A. ("Triton Guatemala"), the Company has acquired an interest in two contiguous blocks in Guatemala. During 1995, Triton Guatemala acquired 270 kilometers (169 miles) of seismic data. The blocks lie on the border with Mexico in an extension of the Chiapas fold belt province. Triton expects to test the extension of the Chiapas fold belt trend into Guatemala.

     Ecuador

           Through the Company's subsidiary, Triton Ecuador, Inc. LLC ("Triton Ecuador"), the Company holds an interest in Block 19 located in the Ecuadorian foothills in the Oriente Basin. During 1995, Triton farmed out a 30% interest in the area to Vintage Petroleum Ecuador, Inc. and a 15% interest to Ranger Oil Limited, in each case subject to government approval. The partners' work program commitments for Block 19 consist of the acquisition of 400 kilometers of new seismic data and the drilling of two exploratory wells during a four-year exploration period. An environmental impact study was completed in 1995 and a 420 kilometer (263 mile)-seismic acquisition program is expected to be completed in 1996. Exploratory drilling is planned to begin in 1997.

     China

            The Company's subsidiary, Triton China, Inc. LLC ("Triton China"), signed a production sharing contract with the China National Offshore Oil Company in February 1995 giving the Company the right to explore and develop Contract Area 16/22 located approximately 175 kilometers (110 miles) offshore from Hong Kong in water depths ranging from 300 to 650 feet. The 791,000-acre block is in the Huizhou Sub-basin of the Pearl River Mouth Basin. The block has a primary three year exploration term with a commitment of reprocessing 500 kilometers (310 miles) of existing seismic and the drilling of an exploratory well for a total expenditure of not less than $7.5 million. In April 1995, the Company was awarded the adjacent 1.9 million acre block, Contract Area 16/01, as a Joint Study Area. Seismic reprocessing on both blocks, of an aggregate of approximately 4,000 kilometers (2,500 miles), was completed in 1995 and the Company expects to drill its first exploratory well in Contract Area 16/22 in 1996.

     Italy

          The Company's subsidiary, Triton Mediterranean Oil & Gas N.V. ("Triton Mediterranean"), has a 40% interest in the DR71 and DR72 licenses operated by Enterprise Oil, plc, in the Adriatic Sea offshore Italy. One exploratory well is planned for 1996. Triton has applied for four new licenses onshore in the southern Apennine Mountains and one new license
offshore.    In  1995, the Monte Caruso license, in which Triton Mediterranean held a 10.91% interest, was relinquished.


     France

          In August 1995, the Company sold its wholly owned subsidiary, Triton France, to Coparex International, a French oil and gas company. The Company's assets in France primarily consisted of the Villeperdue field in which Triton France had a 50% interest.

     Crusader

          Oil and gas activities in Australia are conducted through the Company's 49.9% owned affiliate, Crusader, whose shares are publicly traded in Australia. Crusader has an interest in the Cooper Basin Gas and Liquids Unit of South Australia. Within the Gippsland and Otway Basins of Victoria, Crusader has interests in two offshore and one onshore exploration licenses, respectively. Crusader has an approximate 48.9% equity interest in Australian Hydrocarbons Limited ("AHY"), a publicly traded Australian company. Two Crusader directors and one alternate Crusader director are members of the three-member AHY Board of Directors and Crusader consolidates AHY in its financial and reserve disclosures. AHY owns various interests in oil and gas exploration projects in Australia including the South West Queensland Gas Unit.

          In 1995, Crusader sold substantially all of its interests in oil and gas exploration, production and processing in Canada and Argentina.

     Indonesia

          Triton Indonesia is the operator of a secondary recovery/rehabilitation project on the southeastern portion of the island of Sumatra pursuant to a contract that expires in October 1996. In 1995, Triton Indonesia acquired the 6% interest in this project owned by New Zealand Petroleum, through its wholly owned subsidiary Triton Oil (N.Z.) Limited, and entered into a definitive agreement to sell its entire interest in this project, the consummation of which is subject to certain conditions.

     United States

          During the fiscal year ended May 31, 1994, the Company sold substantially all of its working interests in oil and gas reserves in the United States, retaining primarily royalty and mineral interests. In March 1996, the Company entered into an agreement providing for the sale of substantially all of its royalty and mineral interests, the consummation of which is subject to customary conditions. The net proceeds from the sale, which will be made effective as of January 1, 1996, are expected to be approximately $23.8 million and are expected to result in a gain of approximately $4 million.

RESERVES

          The following tables set forth the estimated oil and gas reserves of the Company and the estimated discounted future net cash flows before income taxes at December 31, 1995. The first table is a summary of separate reports of estimates of the Company's net proved reserves, estimated by the independent petroleum engineers, DeGolyer and MacNaughton, with respect to all proved reserves in the Cusiana and Cupiagua fields in Colombia, and by the Company's own petroleum engineers with respect to all other reserves. This table sets forth the estimated net quantities of proved developed and undeveloped oil and gas reserves and total proved oil and gas reserves owned by the Company and its consolidated subsidiaries in Colombia, Indonesia and the United States and its proportionate interest in reserves owned in Australia by Crusader. The second table sets forth, for the net quantities so reported, the future net cash flows (by reserve categories and country of location) discounted to present value at an annual rate of 10%. The discounted future net cash flows were calculated in accordance with current Securities and Exchange Commission ("Commission") guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations.
Future income tax expenses have not been taken into account in estimating the future net cash flows. At December 31, 1995, the Company had no proved developed or proved undeveloped reserves in Malaysia-Thailand, Argentina, Guatemala, Ecuador, Italy or China. See note 25 of Notes to Consolidated Financial Statements.

             The estimated reserves and future net cash flows set forth in the tables below include information attributable to the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). Oil reserves data include natural gas liquids and condensate.

Net Proved Reserves at December 31, 1995:

               PROVED                 PROVED            TOTAL
               DEVELOPED            UNDEVELOPED         PROVED

               OIL        GAS      OIL       GAS     OIL      GAS
              (MBBLS)     (MMCF)  (MBBLS)  (MMCF)  (MBBLS)  (MMCF)

Colombia(1)       65,856  10,515  55,570   5,175  121,426  15,690
Indonesia            170      --      --      --      170      --
United States        594   6,957      --      --      594   6,957
Crusader:
Australia          2,508  45,390     811  15,525    3,319  60,915
Total             69,128  62,862  56,381  20,700  125,509  83,562


Future net cash flows before income taxes discounted at 10% per annum at December 31, 1995 (in thousands of dollars):

               PROVED     PROVED         TOTAL
               DEVELOPED  UNDEVELOPED    PROVED

Colombia(1)    $ 558,420  $ 245,245  $  803,665
Indonesia            626         --         626
United States     11,150         --      11,150
Crusader:
    Australia     41,207      7,136      48,343
       Total   $ 611,403  $ 252,381  $  863,784


 ___________________
(1) Includes liquids to be recovered from Ecopetrol as reimbursement for precommerciality expenditures. See Item 7, "Management's Discussion and
    Analysis of Financial Condition and Results of Operations."


Future net cash flows from reserves at December 31, 1995, were calculated on the basis of prices in effect on that date. The prices used by country in this calculation were:

                  OIL        GAS
               (PER BBL)  (PER MCF)
Colombia          $18.96      $1.22
Indonesia          17.15         --
United States      14.18       1.69
Crusader:
Australia          16.72       1.77

          Revenue and costs associated with the Australian reserves are reported in US dollar equivalents based on an exchange value of Australian $1 equivalent to US$0.7428. The Colombian and Indonesian reserves are evaluated in United States dollars.

          The foregoing estimated pretax discounted future net cash flow figures relate only to the reserves tabulated above. The estimates were prepared without consideration of income taxes and indirect costs such as interest and administrative expenses (except administrative expenses billed by the operator), and are not to be construed as representative of the fair market values of the properties to which they relate.

            Reserve estimates are approximate and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers, as well as those estimates prepared by the Company's engineers, that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash flows are based upon projected cash flows that provide for neither changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. See note 25 of Notes to Consolidated Financial Statements.

          No estimates of total proved net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

ACREAGE

          The following table shows the total gross and net developed and undeveloped oil and gas acreage (including acreage attributable to mineral, royalty and overriding royalty interests) held by Triton at December 31, 1995, including acreage attributable to the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries). "Gross" refers to the total number of acres in an area in which the Company holds any interest without adjustment to reflect the actual percentage interest held therein by the Company. "Net" refers to the gross acreage as adjusted for working interests owned by parties other than the Company.


             "Developed" acreage is acreage spaced or assignable to productive wells. "Undeveloped" acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

                                     DEVELOPED       UNDEVELOPED

                            ACREAGE                  ACREAGE(1)
                            GROSS           NET      GROSS   NET
                                       (In thousands)

Colombia                           28      3        1,996  1,960
Malaysia-Thailand                  --     --          731    366
Argentina                          --     --          372    372
Guatemala                          --     --          608    608
Ecuador                            --     --          494    272
Italy                              --     --          494    198
United Kingdom (North Sea)         --     --          111     12
China                              --     --        2,742  2,742
Indonesia                           3      3           70     70
United States                     223     14          607    120
Crusader:
Australia                       1,081     21       26,557    514
Total                           1,335     41       34,782  7,234

____________________
(1) Triton's interests in certain of this acreage may expire if not developed at various times in the future pursuant to the terms and provisions of the leases, licenses, concessions, contracts, permits or other agreements under which it was acquired.

PRODUCTIVE WELLS AND DRILLING ACTIVITY

            In this section, "gross" wells refers to the total number of wells drilled in an area in which the Company holds any interest without adjustment to reflect the actual ownership interest held. "Net" refers to the gross number of wells drilled adjusted for working interests owned by parties other than the Company. Well interests include wells attributable to the Company's 49.9% ownership interest in Crusader (which includes the minority interests in Crusader's consolidated subsidiaries).





            The following table summarizes the approximate total gross and net working interests held by Triton in productive wells at December 31, 1995:

                           PRODUCTIVE WELLS
                          GROSS         NET
                         OIL   GAS  OIL    GAS
Colombia                 27    1   5.96   0.20
Indonesia                73   --  73.00     --
Crusader:
Australia               442  488  10.00  11.00
Total                   542  489  88.96  11.20


            The following tables set forth the results of the oil and gas well drilling activity on a gross basis for wells in which the Company held an interest for the year ended December 31, 1995, the seven months ended December 31, 1994, and for the years ended May 31, 1994 and 1993.


GROSS EXPLORATORY WELLS

                                   PRODUCTIVE (1)
                         YEAR       SEVEN MOS.
                         ENDED        ENDED       YEAR ENDED
                         DEC. 31,     DEC. 31,    MAY 31,
                         1995         1994        1994      1993
Colombia                 1              1           3        4
Malaysia-Thailand        2            ---         ---      ---
Argentina              ---            ---         ---      ---
Italy                  ---            ---         ---      ---
New Zealand            ---            ---           1      ---
Canada                 ---            ---         ---        2
Crusader(1):
   Argentina             1              1         ---      ---
   Australia            23              9           5      ---
   Canada              ---            ---         ---        1
   United States       ---            ---           2        2
   Philippines         ---            ---         ---      ---
            Total       27             11          11        9



GROSS EXPLORATORY WELLS

                                   DRY

                         YEAR        SEVEN MOS.
                         ENDED       ENDED        YEAR ENDED
                         DEC. 31,    DEC. 31,      MAY 31,
                         1995        1994          1994   1993

Colombia                 2           ---           ---      ---
Malaysia-Thailand      ---           ---           ---      ---
Argentina                2           ---           ---      ---
Italy                  ---           ---             1      ---
New Zealand            ---           ---           ---      ---
Canada                 ---           ---           ---        3
Crusader(1):
   Argentina             2           ---           ---      ---
   Australia            11             3             2        2
   Canada              ---           ---             1        1
   United States       ---             2             1        4
   Philippines         ---             1           ---      ---
            Total       17             6             5       10


 GROSS EXPLORATORY WELLS

                                     TOTAL
                                   SEVEN MOS.
                       YEAR ENDED  ENDED       YEAR ENDED
                       DEC. 31,    DEC. 31,    MAY 31,
                       1995        1994       1994        1993

Colombia                3         1            3           4
Malaysia-Thailand       2       ---          ---         ---
Argentina               2       ---          ---         ---
Italy                 ---       ---            1         ---
New Zealand           ---       ---            1         ---
Canada                ---       ---          ---           5
Crusader(1):
   Argentina            3         1          ---         ---
   Australia           34        12            7           2
   Canada             ---       ---            1           2
   United States      ---         2            3           6
   Philippines        ---         1          ---         ---
            Total      44        17           16          19





GROSS DEVELOPMENT WELLS


                                   PRODUCTIVE (1)                            DRY
                        YEAR      SEVEN MOS.                              YEAR
                        ENDED     ENDED              YEAR ENDED           ENDED
                        DEC. 31,  DEC. 31,             MAY 31,            DEC. 31,
                            1995        1994        1994     1993         1995

Colombia                       9           3         ---      ---            ---
France                       ---         ---         ---        1            ---
Indonesia                    ---         ---           3      ---            ---
Canada                       ---         ---         ---       26            ---
Crusader(1):
   Australia                   5           8          13       15              1
   Canada                    ---         ---           9       26            ---
   United States             ---           1         ---      ---            ---
            Total             14          12          25       68              1






GROSS DEVELOPMENT WELLS

                              DRY
                                                                 TOTAL
                         SEVEN MOS.                    YEAR        SEVEN MOS.
                         ENDED          YEAR ENDED     ENDED       ENDED            YEAR ENDED
                         DEC. 31,        MAY 31,       DEC. 31,    DEC. 31,            MAY 31,
                         1994        1994   1993       1995        1994          1994        1993

Colombia                     ---       ---    ---          9          3          ---         ---
France                       ---       ---    ---        ---        ---          ---           1
Indonesia                    ---         1    ---        ---        ---            4         ---
Canada                       ---       ---      3        ---        ---          ---          29
Crusader(1):
   Australia                   1         1      5          6          9           14          20
   Canada                    ---       ---      4        ---        ---            9          30
   United States             ---         1    ---        ---          1            1         ---
            Total              1         3     12         15         13           28          80

____________________
(1)     In 1995, Crusader sold its interests in Argentina and Canada.



          The following tables set forth the results of drilling activity on a net basis for wells in which the Company held an interest for the year ended December 31, 1995, the seven months ended December 31, 1994 and for the years ended May 31, 1994 and 1993 (those wells acquired or disposed of since May 31, 1992 are reflected in the following tables only since or up to the effective dates of their respective acquisitions or sales, as the case may be):

NET EXPLORATORY WELLS


                                     PRODUCTIVE (1)                            DRY
                       YEAR          SEVEN MOS.                    YEAR      SEVEN MOS.
                       ENDED         ENDED       YEAR ENDED        ENDED     ENDED
                       DEC. 31,      DEC. 31,    MAY 31,           DEC. 31,  DEC. 31,
                       1995          1994        1994  1993        1995      1994

Colombia(2)               0.12        0.12        1.24  1.36        2.00         ---
Malaysia-Thailand         1.00         ---         ---   ---         ---         ---
Argentina                  ---         ---         ---   ---        2.00         ---
Italy                      ---         ---         ---   ---         ---         ---
New Zealand                ---         ---        0.20   ---         ---         ---
Canada(3)                  ---         ---         ---  1.50         ---         ---
Crusader(4):
   Argentina              0.06        0.12         ---   ---        0.12         ---
   Australia              0.35        0.15        0.10   ---        0.29        0.63
   Canada                  ---         ---         ---  0.10         ---         ---
   United States           ---         ---        0.20  0.10         ---        0.40
   Philippines             ---         ---         ---   ---         ---        0.20
            Total         1.53        0.39        1.74  3.06         4.41       1.23



NET EXPLORATORY WELLS


                                                            TOTAL
                                               YEAR            SEVEN MOS.
                         YEAR ENDED            ENDED           ENDED         YEAR ENDED
                       MAY 31,                 DEC. 31,        DEC. 31,        MAY 31,
                       1994        1993        1995            1994        1994       1993

Colombia(2)               ---         ---         2.12        0.12        1.24       1.36
Malaysia-Thailand         ---         ---         1.00         ---         ---        ---
Argentina                 ---         ---         2.00         ---         ---        ---
Italy                    0.10         ---          ---         ---        0.10        ---
New Zealand               ---         ---          ---         ---        0.20        ---
Canada(3)                 ---        1.50          ---         ---         ---       3.00
Crusader(4):
   Argentina              ---         ---         0.18        0.12         ---        ---
   Australia             0.02        0.30         0.64        0.78        0.12       0.30
   Canada                0.50        0.10          ---         ---        0.50       0.20
   United States         0.10        0.30          ---        0.40        0.30       0.40
   Philippines            ---         ---          ---        0.20         ---        ---
            Total        0.72        2.20         5.94        1.62        2.46       5.26



NET DEVELOPMENT WELLS


                                   PRODUCTIVE (1)
                       YEAR            SEVEN MOS.
                       ENDED           ENDED           YEAR ENDED
                       DEC. 31,        DEC. 31,          MAY 31,
                       1995            1994         1994       1993

Colombia (2)            1.08           0.36         ---        ---
France                   ---            ---         ---       0.50
Indonesia(3)             ---            ---        3.00        ---
Canada(3)                ---            ---         ---      13.50
Crusader(4):
  Australia             0.10           0.17        0.40       0.40
  Canada                 ---            ---        2.00       4.20
  United States          ---           0.20         ---        ---
            Total       1.18           0.73        5.40      18.60



NET DEVELOPMENT WELLS


                                       DRY
                       YEAR       SEVEN MOS.
                       ENDED      ENDED           YEAR ENDED
                       DEC. 31,   DEC. 31,          MAY 31,
                       1995       1994          1994     1993

Colombia (2)            ---        ---         ---       ---
France                  ---        ---         ---       ---
Indonesia(3)            ---        ---        1.00       ---
Canada(3)               ---        ---         ---      1.60
Crusader(4):
  Australia            0.02       0.01        0.02      0.10
  Canada                ---        ---         ---      0.70
  United States         ---        ---        0.20       ---
            Total      0.02       0.01        1.22      2.40


NET DEVELOPMENT WELLS


                              TOTAL
                         YEAR        SEVEN MOS.
                         ENDED       ENDED          YEAR ENDED
                         DEC. 31,    DEC. 31,         MAY 31,
                         1995        1994         1994        1993

Colombia (2)              1.08         0.36       ---         ---
France                     ---          ---       ---        0.50
Indonesia(3)               ---         ---      4.00         ---
Canada(3)                  ---          ---       ---       15.10
Crusader(4):
  Australia                0.12         0.18      0.42        0.50
  Canada                    ---          ---      2.00        4.90
  United States             ---         0.20      0.20         ---
            Total          1.20         0.74      6.62       21.00




____________________
(1) A productive well is producing or capable of producing oil and/or gas in commercial quantities. Multiple completions have been counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well.
(2) Adjusted to reflect the national oil company participation at commerciality for the Cusiana and Cupiagua fields.
(3)     Not adjusted to reflect any minority interests.
(4)     Adjusted to reflect the Company's 49.9% interest in Crusader.

OTHER

          The Company owns or has interests in oil and gas production facilities relating to its oil and gas production operations throughout the world. In addition, the Company leases or owns office space and other properties for its various operations in various parts of the world.

             For additional information on the Company's leases, including its office leases, see note 19 of Notes to Consolidated Financial Statements.




ITEM 3.     LEGAL PROCEEDINGS

LITIGATION

           The Company's domestic oil and gas subsidiary, Triton Oil, is among several defendants in two related lawsuits brought in the Superior Court of the State of California, County of Los Angeles, by National Union Fire Insurance Company ("National Union"), The Restaurant Enterprises Group and Travelers Indemnity Company ("Travelers"). The lawsuits allege, among other things, that the defendants' negligence contributed to the collapse of a hotel and the flooding of a restaurant in a 1988 tidal wave at King Harbor in Redondo Beach, California, which allegedly caused $22 million in damages and related attorneys' fees. In the case of Triton Oil, the alleged negligence was Triton Oil's drilling of nearby oil wells and alleged resulting ground subsidence which purportedly lowered the height of the King Harbor breakwater.
 The City of Redondo Beach has also filed a suit in the Superior Court against the Company and Triton Oil seeking indemnity for certain amounts paid by the City to settle the foregoing lawsuits and other claims arising out of the flooding. The Company believes that it and Triton Oil have meritorious defenses and intends to defend the suits vigorously.

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

           In June 1994, the Company and numerous other defendants were served by the State of Nevada, Division of Environmental Protection (the "NDEP") in a state court proceeding in Clark County, Nevada. The action seeks to hold the defendants responsible for remediation of certain underground water contamination at the McCarran International Airport and seeks civil penalties of up to $25,000 per day. The Company has been advised by the NDEP that the action was filed to toll the running of the statute of limitations on certain potential causes of action. The Company denies responsibility for the contamination at issue and does not believe that the action will have a material adverse affect on its consolidated financial position.

          The Company is also subject to ordinary litigation that is incidental to its business.

REGULATORY MATTER

           The Company continues to cooperate with inquiries by the Securities and Exchange Commission and the Department of Justice regarding possible violations of the Foreign Corrupt Practices Act in connection with the Company's operations in Indonesia. Based upon the information available to the Company to date, the Company believes that it will be able to resolve any issues that either agency ultimately might raise concerning these matters in a manner that would not have a material adverse effect on the Company's consolidated financial position.
CERTAIN FACTORS

          None of the legal matters described above is expected to have a material adverse effect on the Company's consolidated financial position. However, this statement of the Company's expectation is a forward-looking statement that is dependent on certain events and uncertainties that may be outside of the Company's control. Actual results and developments could differ materially from the Company's expectation, for example, due to such uncertainties as jury verdicts, the application of laws to various factual situations, the actions that may or may not be taken by other parties and the availability of insurance. In addition, in certain situations, such as environmental claims, one defendant may be responsible for the liabilities of other parties. Moreover, circumstances could arise under which the Company may elect to settle claims at amounts that exceed the Company's expected liability for such claims in an attempt to avoid costly litigation. Judgments or settlements could, therefore, exceed any reserves.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted by the Company during the fourth quarter of the fiscal year covered by this report to security holders, through the solicitation of proxies or otherwise. In November 1995, the Company obtained the consent of the holders of its publicly traded notes to certain amendments to the indentures under which they were issued. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has called a special meeting of its stockholders to be held on March 25, 1996 at which the stockholders will vote on the Reorganization. The Company and Triton Cayman have filed with the Securities and Exchange Commission a Proxy Statement/Joint Prospectus dated as of February 23, 1996 relating to the special meeting and the securities to be issued if the Reorganization is consummated.

                                   PART II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

            Triton's common stock is listed on the New York Stock Exchange and is traded under the symbol OIL. Set forth below are the high and low closing sales prices of Triton's common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated:


CALENDAR PERIODS  HIGH    LOW
1993:
First Quarter     38 7/8  28 3/8
Second Quarter    43 7/8  33 1/2
Third Quarter     34 3/4  27 3/4
Fourth Quarter    33 3/4  28 3/4
1994:
First Quarter         32  26 3/4
Second Quarter    35 7/8  25 1/8
Third Quarter         36      30
Fourth Quarter    37 1/4      31
1995:
First Quarter     38 1/4      31
Second Quarter    48 1/2  37 1/8
Third Quarter         55  44 1/4
Fourth Quarter    57 3/8      44
1996:
 First Quarter*   57 1/2  47 7/8

_______________________

*Through March 7, 1996.

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

              Under applicable corporate law, the Company may pay dividends or make other distributions to its shareholders, out of surplus and, if there is no surplus, out of net profits for the current year and/or the preceding year, unless the net assets of the corporation are less than the capital represented by issued and outstanding stock having a preference on asset distributions. "Surplus" is defined as the excess of the net assets of the Company over its stated capital (stated capital being the total par value of the Company's outstanding capital stock plus all amounts transferred to stated capital, minus legal reductions from such sum).

          In connection with the acquisition in March 1994 of the common shares of Triton Europe not owned by Triton, the Company issued 522,460 shares of its 5% Convertible Preferred Stock ("5% preferred stock") to the former holders of the Triton Europe ordinary shares. Each share of the 5% preferred stock may be converted into one share of Triton common stock at any time on or after October 1, 1994. Each share of 5% preferred stock bears a cash dividend, which has priority over dividends on Triton's common stock, equal to 5% per annum on the redemption price of $34.41 per share, payable semi-annually on March 30 and September 30, commencing on September 30, 1994. The 5% preferred stock has priority over Triton common stock upon liquidation, and may be redeemed at Triton's option at any time on or after March 30, 1998 (or such earlier date as at least 75% of the shares originally issued have been converted into common stock) for cash equal to the redemption price. Any shares of 5% preferred stock that remain outstanding on March 30, 2004 must be redeemed at the redemption price either for cash or, at the Company's option,
for shares of Triton common stock.   See notes 4 and 13 of Notes to
Consolidated Financial Statements.

              In May 1995, the Board of Directors of the Company adopted a new Shareholder Rights Plan under which preferred stock rights were issued to holders of its common stock at the rate of one right for each share of common stock held as of the close of business on June 2, 1995. The rights were issued in place of the Company's previous preferred share purchase rights issued in 1990, which were redeemed.

            Generally, the rights become exercisable only if a person acquires beneficial ownership of 15% or more of Triton's Common Stock or announces a tender offer for 15% or more of the common stock. If, among other events, any person becomes the beneficial owner of 15% or more of Triton's common stock, each right not owned by such person generally becomes the right to purchase such number of shares of common stock of the Company, which is equal to the amount obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the common stock on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence. The rights will expire on May 22, 2005, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. At any time prior to a person acquiring beneficial ownership of 15% or more of Triton's Common Stock, the Company may redeem the rights in whole, but not in part, at a price of $.01 per right. For so long as the rights are redeemable, the Company may, except with respect to the redemption price, amend the rights in any manner.

            At March 7, 1996, there were 6,236 record holders of the Company's common stock.

THE REORGANIZATION

          If the Reorganization is consummated, each outstanding share of common stock of the Company at the effective time of the Reorganization (the "Effective Time") (other than shares held in treasury and shares as to which an election to receive Equity Units (as defined below) has been made and not withdrawn, subject to certain limitations) will be automatically converted into one Class A Ordinary Share of Triton Cayman. Holders of not less than 15% but not more than 25% of the outstanding shares of Common stock at the Effective Time, in the aggregate, may make an unconditional election to receive an equity unit ("Equity Unit") consisting of one Class B Ordinary Share of Triton Cayman and one-tenth of one share of participating preferred
stock of the Company for each share of   Common  Stock of the  Company
owned in lieu of such shares being converted into Class A Ordinary Shares. Each such Class B Ordinary Share and one-tenth of a share of participating preferred stock would be paired and after such pairing could only be traded together as a unit. If holders of less than 15% of the outstanding shares of the Company's common stock, in the aggregate, elect to receive Equity Units, no Equity Units will be issued and all such shares would be automatically converted into Class A Ordinary Shares of Triton Cayman. The Class A Ordinary Shares have been approved for listing on the New York Stock Exchange under the symbol "OIL," the same symbol under which the Company's common stock is currently listed, and the Equity Units have been approved for listing on the New York Stock Exchange under the symbol "OIL.B".






ITEM 6.     SELECTED FINANCIAL DATA

                                                                                           AS OF OR
                                                                                           FOR SEVEN
                                                               AS OF OR FOR YEAR ENDED     MONTHS ENDED
                                                                       DECEMBER 31,        DECEMBER 31,
                                                               1995             1994        1994
                                                                    (unaudited)

OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                  $      107,472  $    32,952   $     20,736
Earnings (loss) from continuing operations (1) (2)               6,541      (49,610)       (26,630)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                             2,720      (52,701)       (27,708)
Net earnings (loss) (2)                                          2,720      (52,701)       (27,708)
Weighted average number of common
   shares outstanding                                           35,147       34,916         34,944
Earnings (loss) per common share:
   Continuing operations (1) (2)                        $         0.16  $     (1.43)  $      (0.78)
   Before extraordinary item and
     cumulative effect of accounting change                       0.05        (1.52)         (0.81)
   Net earnings (loss)                                            0.05        (1.52)         (0.81)

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                              $      524,381  $   399,658   $    399,658
Total assets                                                   824,167      619,201        619,201
Long-term debt                                                 401,190      315,258        315,258
Redeemable preferred stock of
   subsidiaries                                                    ---          ---            ---
Stockholders' equity                                           246,025      237,195        237,195

CERTAIN OIL AND GAS DATA  (3):
Production
   Oil (Mbbls) (4)                                               6,303        2,534          1,488
   Gas (MMcf)                                                    5,312        5,516          3,427
Average sales price
   Oil (per bbl)                                        $        16.60  $     15.26   $      16.41
   Gas (per Mcf)                                        $         1.64  $      1.51   $       1.44





                                                                    AS OF OR FOR YEAR ENDED MAY 31,
                                                             1994         1993           1992              1991


OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
Sales and other operating revenues (1)                  $  43,208  $    84,414   $     90,724   $       118,667
Earnings (loss) from continuing operations (1) (2)        (4,597)      (76,509)       (81,333)           (7,390)
Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change                                      (9,341)      (93,552)       (94,037)            4,745
Net earnings (loss) (2)                                   (9,341)      (89,535)       (94,037)            6,185
Weighted average number of common
   shares outstanding                                      34,775       34,241         29,898            20,368
Earnings (loss) per common share:
   Continuing operations (1) (2)                        $  (0.13)  $     (2.23)  $      (2.77)  $         (0.64)
   Before extraordinary item and
     cumulative effect of accounting change                (0.27)        (2.73)         (3.19)            (0.04)
   Net earnings (loss)                                     (0.27)        (2.61)         (3.19)             0.03

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                              $ 308,498  $   330,151   $    385,979   $       391,862
Total assets                                              616,101      561,931        571,169           553,809
Long-term debt                                            294,441      159,147         27,587           160,667
Redeemable preferred stock of
   subsidiaries                                               ---       11,399         12,972            13,608
Stockholders' equity                                      263,422      255,432        336,013           186,503

CERTAIN OIL AND GAS DATA  (3):
Production
   Oil (Mbbls) (4)                                       2,886        3,691          3,777                4,034
   Gas (MMcf)                                            9,078       21,958         24,366               25,607
Average sales price
   Oil (per bbl)                                        $15.15  $     18.67   $      19.26   $            23.61
   Gas (per Mcf)                                        $ 1.44  $      1.27   $       1.21   $             1.31

____________________
(1) Operating data for the year ended December 31, 1994 (unaudited), the seven months ended December 31, 1994 and the years ended May 31, 1994, 1993, 1992 and 1991 are restated to reflect the aviation sales and services segment and the wholesale fuel products segment as discontinued operations in 1995 and 1993, respectively.
(2) Gives effect to the writedown of assets and loss provisions of $1.1 million, $14.7 million, $1.0 million, $45.8 million, $99.9 million, $48.8 million and $2.7 million for the years ended December 31, 1995 and 1994 (unaudited), the seven months ended December 31, 1994 and the years ended
May 31, 1994, 1993, 1992 and 1991, respectively.
(3) Information presented includes the 49.9% equity investment in Crusader Limited.
(4) Includes natural gas liquids and condensate. Production for the year ended December 31, 1995 excludes .4 million barrels produced and delivered





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Liquidity, Capital Requirements and Funding Alternatives

          Cash, cash equivalents and marketable securities totaled $95.5 million and $72.3 million at December 31, 1995 and December 31, 1994, respectively. Working capital was $85.6 million at December 31, 1995, an increase of $55.9 million from December 31, 1994.

              The Company's capital expenditures and other capital investments were $178.2 million, $89.9 million, $86.8 million and $124.9 million during the year ended December 31, 1995, the seven months ended December 31, 1994 and the years ended May 31, 1994 and 1993, respectively, primarily for exploration and development of the Cusiana and Cupiagua fields (the "Fields") in Colombia.
  The 1995 capital spending program was funded with cash flow from operations (including a forward sale of Cusiana crude oil), cash on hand, proceeds from marketable securities, sale of assets ($20.9 million) and net borrowings ($36.3 million).

          In May 1995, the Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The delivery requirement represents approximately 15% of the Company's currently projected Cusiana and Cupiagua production over the five-year delivery period that began in June 1995.

           During 1995, the Company repaid $25 million of short-term debt, and borrowed $48.6 million, net under a $65 million long-term revolving credit facility. The facility matures in October 1997 and is secured by the Company's marketable securities portfolio and Crusader common stock.

          Capital expenditures incurred during the seven months ended December 31, 1994 were funded by cash on hand, net proceeds from marketable securities ($30.8 million) and borrowings ($17.2 million). The principal sources for funds for the year ended May 31, 1994 used to support operations, capital expenditures and debt repayment were $100 million in proceeds from the sale of assets and approximately $124 million from the issuance of $170 million principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 2000. Proceeds of approximately $126 million from the issuance of $240 million principal amount of 12 1/2% Senior Subordinated Discount Notes ("1997 Notes") due November 1997 and asset sales ($29.4 million) were the primary sources of funds during fiscal 1993.

          Continued development of the Fields, including drilling and construction of additional production facilities, will require significant capital. In 1995 and early 1996, Carigali-Triton Operating Company ("CTOC") discovered gas on its first three wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, will also require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world and $29 million relates to capital contributions to Oleoducto Central S.A. ("OCENSA").
 Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997 and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

           In December 1994, the Company, along with other investors formed an independent company, OCENSA, to own, expand, finance and operate a pipeline system from the Fields to the Caribbean port of Covenas. The Company's ownership percentage is 9.6%. OCENSA's capitalization plan contemplates an ultimate capital structure of approximately 30% equity from the Company and other investors and 70% debt. OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to tariffs on each partner's throughput). The Company assisted OCENSA in securing one such tranche for $60 million in 1995, which is supported by the Company's tariff commitments for its share of production from the Fields. The Company has agreed to assist OCENSA in raising an additional $60 million in 1996. In the event such amount cannot be raised, OCENSA may call for an advance from the Company.

             In November 1995, the Company signed a $45 million loan agreement supported by a guarantee issued by the Export-Import Bank of the United
States.    The loan finances expenditures for exported U.S. goods and services for phase one development of the Cusiana Field in Colombia. The Company borrowed approximately $43 million against this facility in early 1996.

            As part of the forward oil sale transaction, Morgan Guaranty Trust Company of New York agreed to purchase up to $40 million of additional production on a forward sale basis in the event that the Company is otherwise unable to meet its cash call obligations in respect of the Cusiana and Cupiagua fields project. The number of barrels would be determined based on a formula intended to reflect their fair market value. The Company does not expect, however, to sell any production under this agreement.

          The Company expects to meet capital needs in the future with a combination of some or all of the following: the long-term revolving credit facility described above, cash flow from its Colombian operations, cash on hand and marketable securities, asset sales, and the issuance of debt and equity securities. As a result of certain modifications to the indenture relating to the 1997 Notes effected in November 1995, the Company's indebtedness limitation was increased to permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. In addition, the indenture relating to the 1997 Notes was modified to eliminate the Company's repurchase obligation in the event the Company's net worth were to fall below a certain level.

                            Results of Operations

            The Company changed its fiscal year end from May 31 to December 31 beginning in 1995. The Consolidated Statements of Operations report the Company's results of operations for the year ended December 31, 1995, the seven months ended December 31, 1994 and the years ended May 31, 1994 and 1993; however, Management's Discussion and Analysis compares the calendar years ended December 31, 1995 and 1994 and the fiscal years ended May 31, 1994 and 1993. The results of operations for the year ended December 31, 1994 have not been audited.

Years Ended December 31, 1995 and 1994

     Revenues

          Sales and other operating revenues were $107.5 million and $33 million in 1995 and 1994, respectively. Revenues in Colombia increased by $81.6 million in 1995 primarily due to greater production capacity from the recent installation of four production units in the Cusiana central processing facility and higher oil prices in Colombia ($16.29 per barrel in 1995, compared with $13.16 per barrel in 1994) resulting from more favorable market conditions and batching of Cusiana crude beginning in mid-1995. The 1995 results also included revenues of $14.5 million relating to the reimbursement of pre-commerciality costs for the Cusiana Field. Ecopetrol is obligated to reimburse the Company for an additional $7 million of Cusiana pre-commerciality costs, most of which will be recorded as revenue. The reimbursements depend on the timing and amount of Cusiana production. Oil sales in France were $5.8 million higher in 1994 than in 1995, primarily because of the sale of Triton France in August 1995.

     Costs and Expenses

          Operating expenses increased $14.1 million to $35.3 million in 1995, while depreciation, depletion and amortization increased $9.5 million to $23.2 million in 1995. Higher production in Colombia increased operating expenses by $19.1 million and depreciation, depletion and amortization by $13.4 million. The Company's operating costs per equivalent barrel were $6.28 and $10.75 in 1995 and 1994, respectively. The sale of Triton France reduced operating expenses and depletion in 1995 by $3.6 million and $3.7 million,
respectively.   The 1994 results included an accrual of $1.1 million for
environmental clean-up costs in the United States.

           General and administrative expenses decreased from $29.1 million in 1994 to $25.7 million in 1995, primarily due to increased capitalization of general and administrative expenses from $14.9 million in 1994 to $21.1 million in 1995 resulting from increased exploration and development activities.

          Writedown of assets in 1994 was related to oil properties in France, Indonesia and the United States under application of the Securities and Exchange Commission (the "Commission") full cost ceiling limitation.

     Other Income and Expenses

             Interest income was $8 million and $8.1 million in 1995 and 1994, respectively. Interest expense increased by $12 million in 1995 due to higher debt outstanding and lower capitalized interest, primarily as a result of commercial level production beginning in Colombia during late 1994. Capitalized interest was $16.2 million and $20.6 million in 1995 and 1994, respectively.

          Equity in loss of affiliates, net was $2.2 million in 1995, compared with $2.9 million in 1994. Equity in loss of Crusader for 1995 included a net gain of $3.8 million on the sale of Saracen Minerals, a $2.7 million loss related to the early redemption of Crusader's Convertible Notes and writedowns of $2.9 million on unproved oil and gas properties and a coal mining property.


          Other income, net was $11.6 million in 1995, compared with $2.8 million in 1994. Other income during 1995 included $7.2 million received from legal settlements, a $3.5 million gain on the sale of Triton France and $2.9 million received from the early redemption of Crusader's Convertible Notes. These increases were offset by a $4.2 million noncash charge representing the change in fair market value of call options purchased in conjunction with the Colombian forward oil sale.

     Income Taxes

             Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", requires that the Company make projections about the timing and scope of certain future business transactions in order to estimate realizability of deferred tax assets primarily resulting from the expected utilization of net operating loss carryforwards ("NOLs"). Changes in the timing or nature of actual or anticipated business transactions, projections and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported from time to time. For these and other reasons, compliance with SFAS 109 may result in significant differences between tax expense for income statement purposes and taxes actually paid.

             The income tax provision for the 1995 period represented deferred taxes in Colombia, Argentina, Ecuador, Guatemala and China, and a deferred tax benefit in the United States related to anticipated future utilization of NOLs. Subject to the factors described above, the Company currently expects that its foreign deferred tax provision will substantially exceed its current tax provision (i.e., actual taxes paid), resulting in an effective tax rate for income statement purposes that will exceed statutory tax rates, at least until the Cusiana and Cupiagua fields project reaches peak production. The primary reason for the expected difference is the nondeductibility for Colombian tax purposes of certain capitalized expenses and the treatment of reimbursements for pre-commerciality costs as return of capital under Colombian tax laws.

              At December 31, 1995, the Company had NOLs of approximately $200 million and certain subsidiaries had separate return limitation years ("SRLY") operating loss carryforwards of approximately $52 million. The NOLs expire from 2001 through 2010 and the SRLY operating loss carryforwards expire from 1997 through 2002. See note 11 of Notes to the Consolidated Financial Statements.

             The Company recorded a net deferred tax asset of $47.3 million at December 31, 1995, net of a valuation allowance of $54 million, an increase of $12.8 million from December 31, 1994. The minimum amount of future taxable income necessary to realize the deferred tax asset is approximately $135 million. Although there can be no assurance the Company will achieve such levels of income, management believes the deferred tax asset will be realized through increasing income from its operations in Colombia and tax planning strategies involving the Company's corporate structure.

     Minority Interest in Losses of Subsidiaries

              The Company ceased to record minority interest related to Triton Europe following the purchase of shares held by the minority interest owners on March 31, 1994.

 Years Ended May 31, 1994 and 1993

     Revenues

            Oil and gas sales decreased by $36.4 million in 1994 compared with
1993 primarily due to the sale of the Company's investment in Triton Canada ($13.5 million), sale of working interests properties in the United States ($8.6 million) and lower revenues in France resulting from a drop in production. Average oil prices per barrel dropped by $3.88 between 1993 and 1994, resulting in an $8.1 million decrease in revenues during 1994, principally from price decreases in France ($4.46 per barrel or a $4.7 million effect). Price decreases in Indonesia, the United States and Colombia had a lesser impact, representing in the aggregate a $3.3 million effect in 1994. Colombian production increased to 467,000 barrels in 1994 from 219,000 barrels in 1993.

     Costs and Expenses

          In 1994, operating expenses of $27.9 million decreased $12.4 million from the previous year primarily due to oil and gas operations ($8.3 million) and gas gathering and pipeline operations ($3.8 million) that were sold. Oil and gas production costs (operating expenses) were $26.6 million in 1994 and $34.9 million in 1993. The decrease in 1994 was principally due to the sale of Triton Canada and United States properties ($9 million effect) and lower production in France ($3.1 million effect), partially offset by increased production in Colombia ($1.8 million effect) and an accrual for environmental clean-up costs in the United States ($1.5 million). Average production costs per equivalent barrel of oil and gas production were $8.83 in 1994 and $5.95 in 1993. The increase per barrel in 1994 was primarily due to an accrual for environmental clean-up costs in the United States and lower United States production from the sale of working interest properties.

          General and administrative expenses decreased $4.2 million from 1993 to 1994 as lower costs from oil and gas operations were partially offset by increases in personnel at the corporate office. Lower expenses in 1994 were primarily due to the restructuring in Europe ($4.6 million effect), the sale of Triton Canada ($1.4 million effect), and higher capitalization ($2 million effect) reflecting increased activity in Malaysia-Thailand.

             Depreciation, depletion and amortization of $19.8 million in 1994 decreased $25.2 million from 1993 due to lower depletion related to oil and gas operations.

            Writedowns of oil and gas properties totaled $44.4 million in 1994 and $91.2 million in 1993. During 1994, the writedowns primarily related to the Commission's ceiling limitation requirements for the Company's cost pool in France. The 1993 writedowns reflected a decision to eliminate certain future development activities in the Villeperdue Field, for which the Company recorded a significant decrease in its proved undeveloped reserves. A resulting drop in the Commission's ceiling limitation for these properties led to a $55.7 million writedown of costs associated with the Company's proved oil properties. Additionally, in connection with Triton Europe's decision to eliminate certain exploration activities in both France and the United Kingdom, approximately $19.2 million of unevaluated properties were considered to be impaired. These costs were associated with various license areas that were relinquished or allowed to expire.

     Other Income and Expenses

          The increase in interest expense from 1993 to 1994 was due to higher outstanding debt resulting from the issuance of the 1997 Notes in November 1992 and the 9 3/4% Notes in December 1993, offset by capitalized interest.

          Equity in earnings (loss) of affiliates was comprised of the following (in thousands):


                          YEAR ENDED MAY 31,
                          1994         1993
Crusader, 49.9% owned  $   554  $    (3,512)
Aero, 28% owned            ---       (9,481)
Other                       91          500
                       $   645  $   (12,493)


              Crusader's 1994 earnings improvement resulted from a decrease in losses from the smokeless fuel operation in Ireland of $3.4 million and lower writedowns of $4.4 million. The 1993 Crusader loss was primarily a result of pre-operating costs associated with the smokeless fuel operation in Ireland ($8.4 million) and writedowns of its United States oil and gas properties ($5.3 million). For the year ended May 31, 1993, the Company's equity in the losses of Aero Services International, Inc. ("Aero") reflected a loss provision of $7.3 million, which reduced the carrying amounts of preferred stock, common stock, outstanding loans from the Company and receivables.

           Other income, net in 1994 included a $7 million gain on the sale of United States oil and gas properties and a $1.5 million gain on the sale of an interest in Aero. In 1993, the Company settled or reached agreement to settle a number of lawsuits for which a loss provision of $5.5 million was recorded.

     Income Taxes

              The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective June 1, 1992. The cumulative benefit of the change to the liability based method under SFAS No. 109 in 1993 was $4 million, or $.12 per share.


           The income tax benefit of $6.5 million in 1994 was due to a foreign tax benefit of $10.7 million resulting from the ceiling test writedown of oil and gas properties in France, a gain of $1 million relating to a refund collected for taxes paid in connection with the 1991 sale of the North Sea properties and a $2 million refund due in France for the use of net operating losses. These benefits were partially offset by $6.7 million of Canadian taxes due following the sale of the Company's investment in Triton Canada. Also included in the 1994 tax provision is deferred tax expense of $10 million related to Colombia and Argentina and a deferred tax benefit of $9.4 million related to the United States.

          The income tax benefit for fiscal 1993 was $43.9 million, principally due to a foreign tax benefit resulting from the writedown of oil properties in France and recognition of a $25 million net deferred tax asset in the United States.

     Minority Interest in  Loss of  Subsidiaries

          The changes in minority interest corresponded with movements in operating losses realized by Triton Europe in 1993 and up until March 31, 1994, the date on which the Company acquired the minority interest shares in Triton Europe.

Discontinued Operations

          The results of operations for the aviation sales and services segment and wholesale fuel products segment have been reported as discontinued operations. In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note, and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment, which occurred in August 1995. The 1994 losses of the wholesale fuel products segment were offset against a loss provision of $16.1 million, net of tax, at May 31, 1993. An additional accrual of $.7 million, net of tax, was recorded at May 31, 1994 for estimated operating losses associated with the final disposition of this segment. The Company realized a net gain of $13.8 million during its first quarter of 1993 from the sale of the Company's seismic equipment sales and services segment, which was discontinued in fiscal 1992.

International Operations

            The Company derives substantially all of its consolidated revenues from international operations. A risk inherent in international operations is the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars. The Company's risk of realizing currency exchange losses currently is largely mitigated because the Company receives United States dollars for sales of its petroleum products in Colombia and Indonesia.

          The Company's 49.9%-owned affiliate, Crusader Limited, operates primarily in Australia. In April 1994, Crusader issued $41 million of exchangeable notes, which are denominated in United States dollars. The notes are exchangeable into 1,114,000 shares of Triton common stock held in escrow by Crusader. Although the notes are exposed to movements in exchange rates for financial reporting purposes, the exchange feature to Triton common stock acts as an economic hedge to Crusader. During the year ended December 31, 1995 and seven months ended December 31, 1994, the Company's share of Crusader's unrealized gains (losses), associated with the exchangeable notes, was approximately ($.9 million) and $1 million, respectively.

Petroleum Price Risk Management

          Oil and natural gas sold by the Company is normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Mercantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with credit-worthy counterparties from time to time primarily to reduce risk associated with the pricing of a portion of the oil and natural gas which it sells. The policy is structured to underpin the Company's budgeted revenues and results of operations. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices. There can be no assurance that the use of financial market transactions will not result in losses.

           In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 44% of its projected 1996 Colombian oil production at a weighted average WTI benchmark price of $17.99 per barrel. In addition, in order to retain the opportunity to participate in higher prices, the Company has purchased WTI benchmark call options on a total of 500,000 barrels for various delivery dates during the first half of 1996 at strike prices between $19.68 and $20.28.

              In anticipation of entering into a forward oil sale, the Company entered into five-year commodity price agreements in April and May 1995 to hedge price risk associated with the portion of the Company's oil production in Colombia expected to be sold in the forward oil sale. Sales of the Company's Colombian production are priced with reference to WTI. The agreements, which were entered into with a counterparty with a "AAA" credit rating, fixed a WTI price benchmark of $18.42 per barrel on approximately 10.4 million barrels. Simultaneously, the Company purchased from a credit-worthy counterparty call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincided with the volumes and delivery dates under the commodity price agreements. Prior to completion of the forward oil sale, the commodity price and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, the commodity price agreements were superseded and the call options, which no longer qualified for hedge accounting, were recorded as a separate investment at their then fair market value of $9.3 million. As a result of this accounting treatment, fluctuations in the value of the call options affect other income, positively or negatively, as noncash adjustments.

Exploration Operations

              Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. The Company's exploration concessions are periodically assessed for impairment on a country by country basis. If the Company's investment in exploration concessions within a country where no proved reserves are assigned is deemed to be impaired, the concessions are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty.

Environmental Matters

          The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses that were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impractical to determine with any reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's operations or consolidated financial condition.

Certain Factors That Could Affect Future Operations

      Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements and in notes 18 and 19 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

            In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both Statements must be adopted in 1996.

            Statement No. 121 will require the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this standard will not have a material adverse effect on the Company's operations or consolidated financial condition. Statement No. 123 will require companies to record or disclose the fair value of stock-based compensation to employees. The Company currently intends to disclose the fair value of stock-based compensation to employees.






ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company (or, if the Reorganization is consummated, for the 1996 Annual Meeting of Shareholders of Triton Cayman) (the "Proxy Statement"), specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed in April 1996. Certain information as to executive officers is included herein under Item 1, "Business - Executive Officers." The discussion under "Section 16 Requirements" in the Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

          The discussion under "Management Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Voting and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The discussion under "Management Compensation" in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of Crusader's long-term debt agreements does not exceed 10% of the Company's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as exhibits, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

3.1     Certificate of Incorporation, as amended.(1)
3.2     Bylaws of Triton Energy Corporation.(1)
4.1 Specimen Stock Certificate of Common Stock, $1.00 par value, of the Company.(1)
4.2 Rights Agreement dated as of May 22, 1995, between Triton and Chemical Bank, as Rights Agent.(2)
4.3     Form of Debt Securities.(3)
4.4     Proposed Form of Senior Indenture.(3)
4.5     Proposed Form of Senior Subordinated Indenture.(3)
4.6 Certificate of Designation Establishing and Designating a Series of Shares of the Company's 5% Convertible Preferred Stock, no par value.(1)
10.1    Triton Energy Corporation Amended and Restated  Retirement Income
        Plan.(4)(16)
10.2    Triton Energy Corporation Amended and Restated Supplemental
        Executive Retirement Income Plan.(5)(16)
10.3 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(6)(17)
10.4 Amendment No. 1 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(7)(17)
10.5 Amendment No. 2 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(6)(17)
10.6 Amendment No. 3 to the 1981 Employee Non-Qualified Stock Option Plan of Triton Energy Corporation.(4)(17)
10.7    1985 Stock Option Plan of Triton Energy Corporation.(8)(17)
10.8 Amendment No. 1 to the 1985 Stock Option Plan of Triton Energy Corporation.(6)(17)
10.9 Amendment No. 2 to the 1985 Stock Option Plan of Triton Energy Corporation.(4)(17)
10.10 Triton Energy Corporation Amended and Restated 1986 Convertible Debenture Plan.(4)(17)
10.11   1988 Stock Appreciation Rights Plan of Triton Energy
        Corporation.(9)(17)
10.12   Triton Energy Corporation 1989 Stock Option Plan.(10)(17)
10.13 Amendment No. 1 to the Triton Energy Corporation 1989 Stock Option Plan.(6)(17)
10.14 Amendment No. 2 to the Triton Energy Corporation 1989 Stock Option Plan.(4)(17)
10.15 Triton Energy Corporation Amended and Restated 1992 Stock Option Plan.(4)(17)
10.16   Form of Amended and Restated Employment Agreement by and among
        Triton Energy Corporation and the executive officers of Triton
        Energy Corporation.(5)(17)
10.17   Triton Energy Amended and Restated Restricted Stock Plan.(4)(17)
10.18   First Amendment to Amended and Restated Restricted Stock
        Plan.(17)(18)
10.19   Triton Energy Corporation Executive Life Insurance Plan.(11)(17)
10.20   Triton Energy Corporation Long Term Disability Income Plan.(11)(17)
10.21 Triton Energy Corporation Amended and Restated Retirement Plan for Directors.(8)(17)
10.22 Indenture dated as of November 13, 1992 between Triton and Chemical Bank, with respect to the issuance of Senior Subordinated Discount Notes due 1997.(12)
10.23   Supplemental Indenture dated as of July 1, 1993 between Triton
        Energy Corporation and Chemical Bank.(9)
10.24 Supplemental Indenture dated as of August 16, 1993 between Triton Energy Corporation and Chemical Bank.(9)
10.25 Third Supplemental Indenture dated as of May 12, 1995 between the Company and Chemical Bank.(13)
10.26 Fourth Supplemental Indenture dated as of November 16, 1995 between the Company and Chemical Bank.(18)
10.27 Senior Subordinated Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.(4)
10.28 First Supplemental Indenture by and between the Company and United States Trust Company of New York, dated as of December 15, 1993.(4)
10.29 Second Supplemental Indenture dated as of May 12, 1995 between the Company and United States Trust Company of New York.(13)
10.30   Third Supplemental Indenture dated as of November 16, 1995 between the Company and United States Trust Company of New York.(18)
10.31 Underwriting Agreement dated June 18, 1993 among Triton Canada Resources Ltd., Triton Energy Corporation and the underwriters named therein.(4)
10.32 Purchase and Sale Agreement among Triton Oil & Gas Corp., Triton Energy Corporation and Torch Energy Advisors Incorporated dated effective as of January 1, 1993.(9)
10.33 Agreement for Purchase and Sale of Assets Among Triton Fuel Group, Inc. and AVFUEL Corporation dated August 25, 1993.(9)
10.34 Contract for Exploration and Exploitation for Santiago de Atalayas I with an effective date of July 1, 1982, between Triton Colombia,Inc., and Empresa Colombiana De Petroleos.(8)
10.35 Contract for Exploration and Exploitation for Tauramena with an effective date of July 4, 1988, between Triton Colombia, Inc., and Empresa Colombiana De Petroleos.(9)
10.36 Summary of Assignment legalized by Public Instrument No. 1255 dated September 15, 1987 (Assignment is in Spanish language).(9)
10.37 Summary of Assignment legalized by Public Instrument No. 1602 dated June 11, 1990 (Assignment is in Spanish language).(9)
10.38 Summary of Assignment legalized by Public Instrument No. 2586 dated September 9, 1992 (Assignment is in Spanish language).(9)
10.39   Triton Energy Corporation 401(K) Savings Plan.(4)(17)
10.40 Contract between Malaysia-Thailand and Joint Authority and Petronas Carigali SDN.BHD. and Triton Oil Company of Thailand relating to Exploration and Production of Petroleum for Malaysia-Thailand Joint Development Area Block A-18.(14)
10.41   Credit Agreement between Triton Energy Corporation and Banque
        Paribas Houston Agency dated as of May 28, 1995, together with related form of revolving credit note.(1)
10.42   First Amendment to Credit Agreement between Triton Energy
        Corporation and Banque Paribas Houston Agency darted May 16,
        1995.(13)
10.43 Security Agreement between Triton Energy Corporation and Banque Paribas Houston Agency.(1)
10.44   Second Amendment to Credit Agreement and First Amendment to
        Security Agreement between Triton Energy Corporation and
        Banque Paribas Houston Agency dated August 11, 1995.(5)
10.45   Third Amendment to Credit Agreement between Triton Energy
        Corporation and Banque Paribas Houston Agency dated September 29,
        1995.(5)
10.46   Triton Crude Purchase Agreement between Triton Colombia, Inc.
        and Oil Co., LTD. dated May 25, 1995.(15)
10.47 Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import
        Bank of the United States.(18)
10.48 Amendment No. 1 to Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(18)
10.49 Amendment No. 2 to Credit Agreement among Triton Colombia, Inc., Triton Energy Corporation, NationsBank, N.A. (Carolinas) and Export-Import Bank of the United States.(18)
10.50   Agreement and Plan of Merger among Triton Energy Corporation,
        Triton Energy Limited and TEL Merger Corp.(18)
21.1    Subsidiaries of the Company.(18)
23.1    Consent of Price Waterhouse LLP.(18)
23.2    Consent of DeGolyer and MacNaughton.(18)
24.1 The power of attorney of officers and directors of the Company (set forth on the signature page hereof).(18)
27.1    Financial Data Schedule.(18)
99.1    Rio Chitamena Association Contract.(16)
99.2    Rio Chitamena Purchase and Sale Agreement.(16)
99.3    Integral Plan - Cusiana Oil Structure.(16)
99.4    Letter Agreements with co-investor in Colombia.(16)
99.5    Colombia Pipeline Memorandum of Understanding.(16)
99.6 Amended and Restated Oleoducto Central S.A. Agreement dated as of March 31, 1995.(13)



(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A dated June 2, 1995 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-69230) and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993 and incorporated by reference herein.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form
    10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Annual Report on Form
    10-K for the fiscal year ended May 31, 1989 and incorporated by reference herein.
(8) Previously filed as an exhibit to the Company's Annual Report on Form
    10-K for the fiscal year ended May 31, 1990 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form
    10-K for the fiscal year ended May 31, 1993 and incorporated by reference herein.
(10)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 and incorporated herein by reference.
(11)Previously filed as an exhibit to the Company's Annual Report on Form
    10-K for the fiscal year ended May 31, 1991 and incorporated herein by reference.
(12)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(13)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
(14)Previously filed as an exhibit to the Company's current report on Form 8-K dated April 21, 1994 and incorporated by reference herein.
(15)Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 26, 1995 and incorporated herein by reference.
(16)Previously filed as an exhibit to the Company's current report on Form 8-K/A dated July 15, 1994 and incorporated by reference herein.
(17)Management contract or compensatory plan or arrangement.
(18)Filed herewith.


     (b)     Reports on Form 8-K.

          None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed by the undersigned thereunto duly authorized on the 12th day of March, 1996.

                              TRITON ENERGY CORPORATION



                              By: /s/  Thomas G. Finck
                                     Thomas G. Finck
                                     Chairman of the Board and Chief Executive
 Officer

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Triton Energy Corporation (the "Company") hereby constitutes and appoints Thomas G. Finck, Robert B. Holland, III, and Peter Rugg, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including any and all amendments and supplements thereto, with any regulatory authority, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 1996.


 Signature                    Title

  /s/ Thomas G. Finck         Chairman of the Board and Chief
      Thomas G. Finck          Executive Officer

  /s/ Peter Rugg              Senior Vice President and
      Peter Rugg               Chief Financial Officer

/s/ Herbert L. Brewer          Director                     March 12, 1996
    Herbert L. Brewer


 /s/ John P. Lewis             Director                     March 12, 1996
     John P. Lewis


 /s/ Michael E. McMahon        Director                     March 12, 1996
     Michael E. McMahon


 /s/ Ernest E. Cook            Director                     March 12, 1996
     Ernest E. Cook


 /s/ Sheldon R. Erikson        Director                     March 12, 1996
     Sheldon R. Erikson


 /s/ Ray H. Eubank             Director                     March 12, 1996
     Ray H. Eubank


 /s/ Jesse E. Hendricks        Director                     March 12, 1996
     Jesse E. Hendricks


 /s/ Fitgerald S. Hudson       Director                    March 12, 1996
     Fitzgerald S. Hudson


 /s/ John R. Huff              Director                    March 12, 1996
     John R. Huff


 /s/ Wellslake D. Morse, Jr.   Director                    March 12, 1996
     Wellslake D. Morse, Jr.

 /s/ Edwin D. Williamson        Director                   March 12, 1996
     Edwin D. Williamson


 /s/ J. Otis Winters            Director                   March 12, 1996
     J. Otis Winters








                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                  PAGE

TRITON ENERGY CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants - December 31, 1995 and 1994, and
May 31, 1994 and 1993                                                            F-2
Consolidated Statements of Operations - Year ended December 31, 1995, seven
months ended December 31, 1994 and years ended May 31, 1994 and 1993             F-3
Consolidated Balance Sheets - December 31, 1995 and 1994, and
May 31, 1994                                                                     F-4
Consolidated Statements of Cash Flows - Year ended December 31, 1995, seven
months ended December 31, 1994 and years ended May 31, 1994 and 1993             F-5
Consolidated Statements of Stockholders' Equity - Year ended December 31, 1995,
seven months ended December 31, 1994 and years ended May 31, 1994 and 1993       F-6
Notes to Consolidated Financial Statements                                       F-7


SCHEDULES:
II          -  Valuation and Qualifying Accounts - Year ended December 31, 1995, seven months ended  December 31, 1994 and years ended
                  May 31, 1994 and 1993                                           F-54
















All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Triton Energy Corporation

In our opinion, the consolidated financial statements as of and for the year ended December 31, 1995, as of and for the seven months ended December 31, 1994, as of and for the year ended May 31, 1994 and for the year ended May 31, 1993 listed in the accompanying index present fairly, in all material respects, the financial position of Triton Energy Corporation and its subsidiaries at December 31, 1995 and 1994 and May 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the seven months ended December 31, 1994 and the years ended May 31, 1994 and 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in notes 1 and 11, respectively, the Company changed its methods of accounting for investments in marketable securities at May 31, 1994 and income taxes in 1993.



Price Waterhouse LLP
Dallas, Texas
February 9, 1996



                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                  SEVEN
                                                YEAR ENDED       MONTHS ENDED
                                                DECEMBER 31,     DECEMBER 31,        YEAR ENDED MAY 31,
                                                    1995           1994               1994        1993
SALES AND OTHER OPERATING REVENUES:

Oil and gas sales                               $    106,844   $     20,477   $     40,894   $  77,324
Other operating revenues                                 628            259          2,314       7,090
                                                     107,472         20,736         43,208      84,414
COSTS AND EXPENSES:
Operating expenses                                    35,276         12,362         27,887      40,323
General and administrative                            25,672         15,997         30,429      34,590
Depreciation, depletion and amortization              23,208          7,339         19,821      45,053
Writedown of assets                                      ---            984         45,754      94,383
                                                      84,156         36,682        123,891     214,349

OPERATING INCOME (LOSS)                               23,316        (15,946)       (80,683)   (129,935)

Gain on sale of Triton Canada Stock                      ---            ---         47,865         ---
Interest income                                        7,954          4,144          6,542       4,116
Interest expense                                     (24,055)        (7,754)        (7,504)     (4,689)
Equity in earnings (loss) of affiliates, net          (2,249)        (4,102)           645     (12,493)
Other income (expense), net                           11,634            824         10,031      (4,444)
                                                      (6,716)        (6,888)        57,579     (17,510)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES, MINORITY INTEREST AND
 CUMULATIVE  EFFECT OF ACCOUNTING CHANGE              16,600        (22,834)       (23,104)   (147,445)
Income tax expense (benefit)                          10,059          3,796         (6,536)    (43,881)
                                                       6,541        (26,630)       (16,568)   (103,564)
Minority interest in loss of subsidiaries                ---            ---         11,971      27,055

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         6,541        (26,630)        (4,597)    (76,509)

DISCONTINUED OPERATIONS:
Loss from operations                                  (1,858)        (1,078)        (4,094)    (14,807)
Loss on disposal                                      (1,963)           ---           (650)    (16,077)
Gain on public stock offering                            ---            ---            ---      13,841
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                     2,720        (27,708)        (9,341)    (93,552)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   ---            ---            ---       4,017

NET EARNINGS (LOSS)                                    2,720        (27,708)        (9,341)    (89,535)
DIVIDENDS ON PREFERRED STOCK                             802            449            ---         ---
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK      $      1,918   $    (28,157)  $     (9,341)  $ (89,535)

Weighted average common shares outstanding            35,147         34,944         34,775      34,241
EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations                           $       0.16   $      (0.78)  $      (0.13)  $   (2.23)
Discontinued operations                                (0.11)         (0.03)         (0.14)      (0.50)
Cumulative effect of accounting change                   ---            ---            ---        0.12

NET EARNINGS (LOSS)                             $       0.05   $      (0.81)  $      (0.27)  $   (2.61)



         See accompanying notes to consolidated financial statements.

             TRITON ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)




ASSETS                                                                     DECEMBER  31,         MAY 31,
                                                                         1995          1994        1994
CURRENT ASSETS:
Cash and equivalents                                               $      49,050   $  22,341   $  69,005
Short-term marketable securities                                          42,419      26,657      63,431
Trade receivables, net                                                     6,504       6,087       6,454
Other receivables                                                         16,683      14,154       8,125
Inventories, prepaid expenses and other                                    4,128       4,638       8,661
TOTAL CURRENT ASSETS                                                     118,784      73,877     155,676

Long-term marketable securities                                            3,985      23,264      28,831
Investments in unconsolidated affiliates                                  33,803      34,162      36,809
Property and equipment, at cost, net                                     524,381     399,658     308,498
Deferred income taxes                                                     47,283      34,486      34,426
Other assets                                                              95,931      53,754      51,861
                                                                   $     824,167   $ 619,201   $ 616,101
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current installments of long-term debt                             $       1,313   $     257   $     312
Short-term borrowings                                                        ---      17,351       1,640
Accounts payable and accrued liabilities                                  31,873      26,608      30,251
Liabilities of discontinued operations                                       ---         ---       6,700
TOTAL CURRENT LIABILITIES                                                 33,186      44,216      38,903

Long-term debt, excluding current installments                           401,190     315,258     294,441
Deferred income taxes                                                     29,897      14,672      10,037
Deferred income and other                                                113,869       7,860       9,298
Convertible debentures due to employees                                      ---         ---         ---

STOCKHOLDERS' EQUITY:
Preferred stock, without par value; authorized 5,000,000 shares;
  issued 410,017, 522,412 and 522,460 shares at December 31, 1995
  and 1994, and May 31, 1994, respectively; stated value $34.41           14,109      17,976      17,978
Common stock, par value $1; authorized  200,000,000 shares;
  issued 35,927,279, 35,577,009 and 35,519,103 shares at
  December 31, 1995 and 1994, and May 31, 1994, respectively              35,927      35,577      35,519
Additional paid-in capital                                               516,326     505,256     505,122
Accumulated deficit                                                     (311,294)   (314,014)   (286,306)
Foreign currency translation adjustment                                   (8,616)     (5,639)     (7,163)
Other                                                                        (89)     (1,384)     (1,046)
                                                                         246,363     237,772     264,104
Less cost of common shares in treasury                                       338         577         682
TOTAL STOCKHOLDERS' EQUITY                                               246,025     237,195     263,422
Commitments and contingencies (note 19)
                                                                   $     824,167   $ 619,201   $ 616,101




The Company uses the full cost method to account for its oil and gas producing activities.
See accompanying notes to consolidated financial statements.


                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)







                                                                                    SEVEN
                                                                     YEAR ENDED     MONTHS ENDED
                                                                     DECEMBER 31,   DECEMBER 31,        YEAR ENDED MAY 31,
                                                                             1995           1994         1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                               $      2,720   $    (27,708)  $   (9,341)  $ (89,535)
  Adjustments to reconcile net earnings (loss) to net cash provided
   (used) by operating activities:
    Depreciation, depletion and amortization                               23,467          7,587       20,490      50,742
    Amortization of debt discount                                          23,928          7,939        7,852       7,810
    Proceeds from forward oil sale                                         86,610            ---          ---         ---
    Amortization of unearned revenue                                       (4,725)           ---          ---         ---
    (Gain) loss on sale of assets, net                                     (2,938)           201       (8,328)    (14,069)
    Gain on sale of Triton Canada common stock                                ---            ---      (47,865)        ---
    Equity in (earnings) loss of affiliates, net                            2,249          4,102         (645)     13,600
    Writedowns, loss provisions and discontinued operations                 7,192            984       46,404     118,916
    Cumulative effect of accounting change                                    ---            ---          ---      (4,017)
    Deferred income taxes                                                   5,444          4,569      (10,224)    (43,877)
    Minority interest in undistributed loss of subsidiaries                   ---            ---      (11,971)    (27,055)
    Other, net                                                             (2,785)         1,096        2,735       4,591
    Changes in working capital:
      Marketable debt securities - trading                                  8,074         10,429          ---         ---
      Receivables                                                          (1,677)        (3,064)      (1,797)     (5,759)
      Inventories, prepaid expenses and other                                (441)        (2,314)       1,268       5,604
      Net assets of discontinued operations                                  (349)        (2,094)      (7,578)        ---
      Accounts payable and accrued liabilities                              2,367          2,657      (12,126)    (10,103)
      Income taxes                                                            (42)        (6,398)       6,162      (1,429)
          Net cash provided (used) by operating activities                149,094         (2,014)     (24,964)      5,419
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and investments                                   (178,161)       (89,895)     (86,819)   (124,925)
  Purchases of investments and marketable securities                      (45,281)        (5,879)    (190,025)    (69,207)
  Proceeds from sale of investments and marketable securities              42,050         36,664      119,905      44,970
  Sales of property and equipment and other assets                         20,866            539       22,816      29,386
  Proceeds from sale of Triton Canada common stock                            ---            ---       59,029         ---
  Proceeds from sale of discontinued operations                             2,100          1,737       18,450         ---
  Other                                                                    (1,368)        (3,509)      (4,370)    (11,410)
          Net cash used by investing activities                          (159,794)       (60,343)     (61,014)   (131,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             85,627          1,701      123,408     132,138
  Proceeds from short-term borrowings with
      maturities greater than three months                                    ---          7,671          ---       9,117
  Short-term borrowings, net                                              (10,000)         8,040       (1,640)     (8,179)
  Payments on long-term debt                                              (39,366)          (212)      (3,150)    (10,492)
  Payments on debt associated with discontinued operations                 (2,004)        (1,883)     (18,959)        ---
  Issuance of common stock                                                  8,398            639        3,164       6,397
  Other                                                                    (3,752)          (707)      (1,054)     (2,318)
          Net cash provided by financing activities                        38,903         15,249      101,769     126,663
Effects of exchange rate changes on cash and equivalents                   (1,494)           444          275        (558)
Net increase (decrease)  in cash and equivalents                           26,709        (46,664)      16,066         338
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                  22,341         69,005       52,939      52,601
CASH AND EQUIVALENTS AT END OF YEAR                                  $     49,050   $     22,341   $   69,005   $  52,939


         See accompanying notes to consolidated financial statements.

               TRITON ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS)



                                                                        SEVEN
                                                   YEAR ENDED           MONTHS ENDED
                                                   DECEMBER 31,         DECEMBER 31,         YEAR ENDED MAY 31,
                                                           1995                1994           1994        1993
PREFERRED STOCK:
Balance at beginning of year                       $     17,976         $    17,978   $       ---   $     ---
Purchase of minority interest in Triton Europe              ---                 ---        17,978         ---
Conversion of 5% preferred stock                         (3,867)                 (2)          ---         ---
Balance at end of year                                   14,109              17,976        17,978         ---
COMMON STOCK:
Balance at beginning of year                             35,577              35,519        35,231      34,649
Exercise of employee stock options and debentures           238                  58           288         582
Conversion of 5% preferred stock                            112                 ---           ---         ---
Balance at end of year                                   35,927              35,577        35,519      35,231
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                            505,256             505,122       502,217     488,580
Cash dividends, 5% preferred stock                         (802)               (449)          ---         ---
Exercise of employee stock options and debentures         8,160                 464         2,876       5,815
Conversion of 5% preferred stock                          3,755                 ---           ---         ---
Sale of the Company's stock by Crusader                     ---                 ---           ---       3,920
Utilization of tax loss carryforwards                       ---                 ---           ---       3,920
Other, net                                                  (43)                119            29         (18)
Balance at end of year                                  516,326             505,256       505,122     502,217
ACCUMULATED DEFICIT:
Balance at beginning of year                           (314,014)           (286,306)     (276,965)   (187,430)
Net earnings (loss)                                       2,720             (27,708)       (9,341)    (89,535)
Balance at end of year                                 (311,294)           (314,014)     (286,306)   (276,965)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of year                             (5,639)             (7,163)       (4,087)      1,236
Sale of Triton Canada                                       ---                 ---        (3,341)        ---
Sale of Triton France S.A.                               (3,268)                ---           ---         ---
Translation rate changes                                    291               1,524           265      (5,323)
Balance at end of year                                   (8,616)             (5,639)       (7,163)     (4,087)
OTHER, NET:
Balance at beginning of year                             (1,384)             (1,046)         (246)       (307)
Valuation reserve on marketable securities                1,295                (429)         (955)        ---
Debt guarantee for ESOP                                     ---                 ---           ---         307
Adjustment for minimum pension liability                    ---                  91           155        (246)
Balance at end of year                                      (89)             (1,384)       (1,046)       (246)
TREASURY STOCK:
Balance at beginning of year                               (577)               (682)         (718)       (715)
Purchase of treasury stock                                   (4)                 (3)           (5)         (3)
Transfer of shares to employee benefit plans                243                 108            41         ---
Balance at end of year                                     (338)               (577)         (682)       (718)

TOTAL STOCKHOLDERS' EQUITY                         $    246,025         $   237,195   $   263,422   $ 255,432



See accompanying notes to consolidated financial statements.







                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (AMOUNTS IN TABLES IN THOUSANDS, EXCEPT FOR SHARE AND PER BARREL DATA)


 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS ACTIVITIES

Triton Energy Corporation is an international oil and gas exploration company primarily engaged in exploration and production through subsidiaries and affiliates. The term "Company" means collectively, Triton Energy Corporation and its subsidiaries and its affiliates through which it conducts business. The Company's principal properties and operations are located in Colombia and Malaysia-Thailand with the majority of its proved reserves and oil production located in Colombia. The Company also has oil and gas interests in other Latin American and Asian countries, Europe, Australia and North America.

CHANGE IN FISCAL YEAR END

Effective January 1, 1995, the Company changed its fiscal year end from May 31 to December 31. These financial statements include the Company's transition period for the seven months ended December 31, 1994.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Triton Energy Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in less than 20% owned affiliates are accounted for using the cost method.

 CASH EQUIVALENTS AND MARKETABLE SECURITIES

  Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Investments in marketable debt securities are reported at fair value except for those investments that management has the positive intent and the ability to hold to maturity. Investments available-for-sale are classified based on the stated maturity of the securities and changes in fair value are reported as a separate component of stockholders' equity. Trading investments are classified as current regardless of the stated maturity of the underlying securities and changes in fair value are reported in other income (expense), net. Investments that will be held-to-maturity are classified based on the stated maturity of the securities. Prior to May 31, 1994, the Company accounted for its investments in debt securities at amortized cost and classified such investments according to the stated maturity of the underlying
securities.   The cumulative effect of changing accounting policy of $1
million was recorded as a valuation reserve at May 31, 1994 in stockholders' equity.

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

Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized, including internal costs directly identified with acquisition, exploration and development activities. Costs related to production, general overhead or similar activities are expensed. The Company's exploration concessions are periodically assessed for impairment on a country by country basis. If the Company's investment in exploration concessions within a country where no proved reserves are assigned is deemed to be impaired, the concessions are written down to estimated recoverable value. If the Company abandons all exploration efforts in a country where no proved reserves are assigned, all exploration costs associated with the country are expensed. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expense are difficult to predict with any certainty.

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

The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas operations, are accrued during production and classified as a long-term liability.

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

INCOME TAXES

Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

 REVENUE RECOGNITION

Oil and gas revenues are recognized at the point of first measurement after production which is generally upon delivery into field storage tank/processing facilities or pipelines. Cost reimbursements arising from carried interests granted by the Company are revenues to the extent the reimbursements are contingent upon and derived from production. Obligations arising from net profits interest conveyances are recorded as operating expenses when the obligation is incurred.

 FOREIGN CURRENCY TRANSLATION

 The United States dollar is the designated functional currency for all of the Company's foreign operations, except for foreign operations of certain affiliates where the local currencies are used as the functional currency. The cumulative translation effects from translating balance sheet accounts from the functional currency into United States dollars at current exchange rates are included as a separate component of stockholders' equity.

RISK MANAGEMENT

Oil and natural gas sold by the Company are normally priced with reference to a defined benchmark, such as light sweet crude oil traded on the New York Merchantile Exchange (West Texas Intermediate or "WTI"). Actual prices received vary from the benchmark depending on quality and location differentials. It is the Company's policy to use financial market transactions with credit-worthy counterparties from time to time primarily to reduce risk associated with the pricing of a portion of the oil and natural gas which it sells. The Company may also enter into financial market transactions to benefit from its assessment of the future prices of its production relative to other benchmark prices.

Gains or losses on financial market transactions that qualify for hedge accounting are recognized in income as offsets to gains and losses resulting from the underlying hedged transactions. Premiums paid for financial market contracts are capitalized and amortized over the contract period. Changes in the fair market value of financial market transactions that do not qualify for hedge accounting are reflected as noncash adjustments to other income (expense), net in the period the change occurs.

The Company occasionally enters into foreign exchange contracts to reduce risk of unfavorable exchange rate movements. The gains or losses arising from currency exchange contracts offset foreign exchange gains or losses on the underlying assets or liabilities or are deferred and offset against the carrying value of the firm commitment.

DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

 The Company discontinued its aviation sales and services segment in June 1995. The Consolidated Statements of Operations for the seven months ended December 31, 1994 and the years ended May 31, 1994 and 1993 have been restated to reflect the aviation sales and services segment as discontinued operations.


Certain other previously reported financial information has been reclassified to conform to the current period's presentation.

EARNINGS (LOSS) PER COMMON SHARE

  Earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding. The Company's proportionate shares owned by Crusader Limited ("Crusader") are not considered outstanding for purposes of determining weighted average number of shares outstanding. Common stock equivalents were not material or were antidilutive for purposes of the primary earnings per share calculation. Fully diluted earnings (loss) per common share is not presented due to the antidilutive effect of including all potentially dilutive securities.

THE USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both Statements must be adopted in 1996.

Statement No. 121 will require the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this standard will not have a material adverse effect on the Company's operations or consolidated financial condition. Statement No. 123 will require companies to record or disclose the fair value of stock-based compensation to employees. The Company currently intends to disclose the fair value of stock-based compensation to employees.

2.     FORWARD SALE OF COLOMBIAN OIL PRODUCTION

In  May  1995,  the  Company sold 10.4 million barrels of oil in a forward oil sale. Under the terms of the sale, the Company received approximately $87 million of the approximately $124 million net proceeds, and is entitled to receive substantially all of the remaining proceeds (now held in various interest-bearing reserve accounts) when the Company's Cusiana and Cupiagua fields project in Colombia becomes self-financing, which is expected in 1997, and when certain other conditions are met. The proceeds held in interest-bearing reserve accounts have been recorded as long-term receivables. The Company has recorded the net proceeds as deferred income and will recognize such revenue when the barrels are delivered during a five-year period that began in June 1995. The Company will deliver to the buyer 58,425 barrels per month through March 1997 and 254,136 barrels per month from April 1997 to March 2000, which represents approximately 15% of the Company's currently projected Cusiana and Cupiagua production during the five-year period.

The oil was sold to an unrelated entity. Morgan Guaranty Trust Company of New York ("Morgan Guaranty") has agreed to purchase the oil delivered by the Company to the unrelated entity at a fixed price.

The purchase prices and other terms of the transaction were determined by arm's-length negotiations among the Company, J.P. Morgan Securities Inc., Morgan Guaranty and the unrelated entity. The prices reflected the various parties' mutual agreement as to present fair market value of the barrels of oil to be delivered, taking into account such factors as quality relative to WTI, transportation costs and timing of deliveries.

3.     DIVESTITURES AND DISCONTINUED OPERATIONS

In August 1995, the Company sold Triton France S. A. through which it held its interest in the Villeperdue Field to the operator of the field, Coparex International. The Company received net proceeds, including repayment of intercompany debt, of approximately $16 million and recorded a net gain of $3.5 million and a reduction in equity of approximately $3.3 million for the foreign currency translation adjustment.

In June 1995, the Company sold the assets of its subsidiary, Jet East, Inc., for $2.9 million in cash and a note and realized a loss of $1.4 million on the sale. The Company accrued $.6 million for costs associated with final disposal of the segment, which occurred in August 1995.

Summarized information for the aviation sales and services segment portion of discontinued operations follows:

                                              SEVEN
                              YEAR ENDED      MONTHS ENDED       YEAR ENDED MAY 31,
                              DEC. 31, 1995   DEC. 31, 1994       1994       1993

Revenues                      $       4,694   $       6,117   $ 12,885   $ 19,864

Loss before income taxes      $      (2,022)  $      (1,078)  $ (4,094)  $ (5,333)
Income tax expense (benefit)            ---             ---        ---        ---
Net loss                      $      (2,022)  $      (1,078)  $ (4,094)  $ (5,333)

  In the first quarter of fiscal 1994, the Company completed the sale of its 76% interest in the common stock of Triton Canada Resources Ltd. ("Triton
Canada").    The  Company  received net proceeds of $59 million and recorded a gain of $47.9 million.

In August and October 1993, the Company sold its United States working interest properties for net proceeds of $19.5 million, resulting in a gain of
$7  million.   The properties that were sold accounted for approximately 55.7%
of discounted future net revenues associated with United States proved properties at May 31, 1993.

  In fiscal 1993, the Company initiated a plan to discontinue its remaining operations in the wholesale fuel products segment. An accrual of $16.1 million was recorded at May 31, 1993 as an estimate of the results of operations for discontinued operations during fiscal 1994 and the anticipated loss on disposal of the segment. An additional accrual of $.7 million was recorded at May 31, 1994 for estimated operating losses caused by closing the sale of several operating divisions later than originally anticipated. All operations have been sold.

Summarized information for the wholesale fuel products segment portion of discontinued operations follows:

                              SEVEN
                              MONTHS ENDED         YEAR ENDED MAY 31,
                              DEC. 31, 1994         1994       1993

Revenues                      $       8,820   $   81,383   $170,493

Loss before income taxes      $      (2,070)  $  (14,422)  $ (9,657)
Income tax expense (benefit)              5            7       (158)
Net loss                      $      (2,075)  $  (14,429)  $ (9,499)

 On August 12, 1992, the Company sold its remaining 26.9% interest in Input/Output, Inc. through a secondary public offering. The net proceeds from the offering were $24.1 million, which resulted in a net gain of $13.8 million.

4.     PURCHASE OF THE TRITON EUROPE MINORITY INTEREST

  On March 31, 1994, the Company acquired all of the outstanding shares not owned by the Company, representing the minority shareholders' 40.5% interest in Triton Europe plc ("Triton Europe"), in exchange for 522,460 shares of the Company's 5% Convertible Preferred Stock ("5% preferred stock"), with a value of $18 million, and $2.6 million in cash, including transaction costs. The transaction was recorded as a purchase, and accordingly, 100% of Triton Europe's operating results have been included in the Company's results of operations since March 31, 1994. The excess of the purchase price over the carrying value of the minority interest in Triton Europe of $3.5 million was allocated to the full cost pools within Triton Europe.


5.     INVESTMENTS IN MARKETABLE SECURITIES

 The carrying values of marketable securities are as follows:

                                                     DECEMBER 31,    MAY 31,
                                                     1995     1994     1994
Short-term marketable securities:
  Held-to-maturity                           $     18,861  $ 7,437  $38,528
  Available-for-sale                               17,519    4,957      ---
  Trading                                           6,039   14,263   24,903
     Total short-term marketable securities  $     42,419  $26,657  $63,431

  Long-term available for sale               $      3,985  $23,264  $28,831



At December 31, 1995, the maturites of investments in corporate and other marketable debt securities classified as available-for-sale were less than two years with the exception of one floating rate investment totaling $2 million which had a stated maturity in excess of ten years. Proceeds from the sale of available-for-sale securities were $7.7 million in the year ended December 31, 1995. Gross unrealized holding losses at December 31, 1995 and 1994 and May 31, 1994 were $.1 million, $1.4 million and $1.2 million, respectively.

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES


CRUSADER

Crusader, a 49.9% owned affiliate, is an Australian public company engaged in oil and gas exploration and production and coal mining in Australia. The Company's equity investment in Crusader's common stock was $31.5 million, $26.2 million and $29.3 million at December 31, 1995 and 1994 and May 31, 1994, respectively. At December 31, 1994 and May 31, 1994, the Company's investment in Crusader also included $8 million and $7.5 million, respectively, of convertible subordinated debentures issued by Crusader in 1989. The quoted market value of the Company's investment in Crusader's common stock at December 31, 1995 was approximately $56.2 million.

In March 1995, Crusader completed the sale of Saracen Minerals for proceeds of $14.3 million. This sale resulted in a net gain to the Company of approximately $3.8 million. In June 1995, Crusader recorded a $5.3 million loss (the Company's share - $2.7 million) due to a payment to holders of their 12% Convertible Subordinated Unsecured Notes to effect early redemption of these Notes to shares of Crusader common stock. The Company received approximately $2.9 million from its exchange of such notes and recorded the proceeds as other income. Also in 1995, Crusader contributed its Irish coal briquetting operations to Phoenix Coal Limited ("Phoenix"), a corporate joint venture, in exchange for preference shares and 49% of Phoenix' common shares outstanding. Crusader recorded its investment in Phoenix at historical book value.

On April 28, 1994, Crusader issued $40.9 million aggregate principal amount of 6% Exchangeable Senior Notes due February 14, 2004 (the "6% Notes"). The 6% Notes are exchangeable at the option of the holder after July 27, 1994 into the shares of the Company's common stock held by Crusader at a price of $36.75 per share upon certain terms.

At December 31, 1995 and 1994 and May 31, 1994, Crusader owned approximately 3% of the Company's common stock. Crusader's investment in the Company, using the cost method of accounting, was $12.2 million, $12.2 million and $11.6 million at December 31, 1995 and 1994 and May 31, 1994, respectively. The Company's investment in Crusader and additional paid-in capital have each been reduced to eliminate the Company's proportionate share of its common stock owned by Crusader. During 1993, Crusader recognized a gain of $4.6 million on the sale of 245,000 shares of the Company's common stock. The Company's share of the sale proceeds has been credited to additional paid-in capital.

Summarized financial information for Crusader follows:

                                                   DECEMBER 31,    MAY 31,
                                                  1995      1994      1994
   ASSETS
Current assets                            $     44,190  $ 32,656  $ 37,656
Noncurrent assets                              103,387   138,909   127,817

                                          $    147,577  $171,565  $165,473

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                       $      7,002  $ 14,251  $ 15,741
Noncurrent liabilities                          56,114    79,705    66,212
Minority interest in subsidiaries                8,884    12,628    12,907
Shareholders' equity                            75,577    64,981    70,613

                                          $    147,577  $171,565  $165,473











                                                               SEVEN
                                               YEAR ENDED      MONTHS ENDED          YEAR ENDED MAY 31,
                                               DEC. 31, 1995   DEC. 31, 1994          1994       1993

Revenues                                       $      46,867   $      22,535   $    40,193   $ 54,924
Costs and expenses                                   (52,990)        (25,145)      (40,574)   (54,477)
Income tax (expense) benefit                          (1,757)         (6,934)          476     (3,419)
Minority interest                                      2,927           1,052           716        313
  Earnings (loss) before cumulative effect of
    accounting change                                 (4,953)         (8,492)          811     (2,659)
Cumulative effect of accounting change                   ---             ---           ---      1,734

  Net earnings (loss)                          $      (4,953)  $      (8,492)  $       811   $   (925)

Company's equity in earnings (loss) before
    cumulative effect of accounting change     $      (2,249)  $      (4,102)  $       554   $ (3,512)

Company's share of dividends                   $         ---   $         ---   $       620   $    840

The Company's equity in undistributed earnings of Crusader accounted for by the equity method was approximately $18.1 million at December 31, 1995.

AERO SERVICES INTERNATIONAL, INC. ("AERO")

The Company sold all of its interest in Aero except for 134,592 shares of series A preferred stock as of May 20, 1994. The Company received proceeds of $1.5 million and recorded a gain for the same amount. The Company loaned to Aero $.4 million and $2.7 million in the years ended May 31, 1994 and 1993, respectively, and during the year ended May 31, 1994 retired a $6.9 million loan of Aero's that the Company had previously guaranteed and collateralized. The Company's equity in Aero's loss (based on Aero's results of operations for each of the two years in the period ended March 31, 1994) was nil and $9.5 million, in the years ended May 31, 1994 and 1993, respectively. The Company's equity in Aero's loss included a loss provision of $7.3 million in the year ended May 31, 1993 relating to the Company's investment in Aero's common and preferred stock and receivables from Aero.

7.     PROPERTY AND EQUIPMENT


                                                      DECEMBER 31,    MAY 31,
                                                      1995      1994      1994


 Oil and gas properties, full cost method:
    Evaluated                                 $    506,405  $684,222  $629,871
    Unevaluated                                    173,061    99,330    97,169
   Support equipment and facilities                 87,289    78,601    45,688
 Other                                              22,422    30,555    24,394

                                                   789,177   892,708   797,122
 Less accumulated depreciation and depletion       264,796   493,050   488,624

                                              $    524,381  $399,658  $308,498


The Company capitalizes interest on qualifying assets, principally unevaluated oil and gas properties and support equipment and facilities under construction. Capitalized interest amounted to $16.2 million in the year ended December 31, 1995, $11.8 million in the seven months ended December 31, 1994, and $16.9 million and $6.4 million in the years ended May 31, 1994 and 1993, respectively. The Company capitalized general and administrative expenses related to exploration and development activities of $21.1 million in the year ended December 31, 1995, $9.5 million in the seven months ended December 31, 1994, and $11.2 million and $9 million in the years ended May 31, 1994 and 1993, respectively.

Evaluated oil and gas properties and accumulated depreciation and depletion decreased by $265.5 million and $247 million, respectively, in 1995 due to the sale of Triton France S.A.

8.     OTHER ASSETS

 Other assets consisted of the following:

                                                   DECEMBER 31,  MAY 31,
                                                  1995     1994     1994

 Receivable from the forward oil sale     $     35,613  $   ---  $   ---
 Investment in OCENSA                           15,789    7,740      ---
Investment in ODC                               11,108   11,108   11,108
 Securities pledged to secure guarantees           ---      ---   10,155
 Central Llanos pipeline receivable              5,347   14,303    8,798
 Unamortized debt issue costs                    9,349    8,403    9,347
 Other                                          18,725   12,200   12,453

                                          $     95,931  $53,754  $51,861



 The Company's wholly owned subsidiary Triton Pipeline Colombia, Inc. ("Triton Pipeline") owns the Company's 9.6% interest in Oleoducto Central S.A. ("OCENSA"). Triton Colombia, Inc. ("Triton Colombia"), a wholly owned subsidiary of the Company, owns approximately 6.6% in Oleoducto de Colombia S.A. ("ODC"). The investments by Triton Pipeline and Triton Colombia will enable the Company to transport its full share of Cusiana and Cupiagua oil production to the Caribbean port of Covenas.

As part of the purchase of ODC, the Company agreed to assume by counter guarantee, directly and proportionally to part of the interest purchased, the guarantees granted to bank creditors of ODC through Shell Petroleum Company Ltd. and Shell Overseas Trading Limited. Securities pledged to secure the guarantees as of May 31, 1994 have been replaced with letters of credit.

Triton Colombia, along with its joint venture partners in the Company's Cusiana and Cupiagua fields in Colombia, advanced 50% of the cost to upgrade the capacity of the Central Llanos pipeline that was formerly owned by Empresa Colombiana de Petroleos ("Ecopetrol"). In November 1995, OCENSA acquired the Central Llanos pipeline from Ecopetrol. The Company will recover the remaining outstanding receivable based on the production from the Cusiana and Cupiagua fields transported through the pipeline. The outstanding balance of the receivable bears interest at the London Interbank Offered Rate ("LIBOR") plus 1%. At December 31, 1995 and 1994, advances of $8 million and $7 million, respectively, were also recorded in other receivables. Full repayment is expected in 1997.

The Company amortizes debt issue costs over the life of the borrowing using the interest method. Amortization related to the Company's debt issue costs was $2.3 million in the year ended December 31, 1995, $1.3 million in the seven months ended December 31, 1994 and $1.5 million and $.5 million in the years ended May 31, 1994 and 1993, respectively.

9.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                              DECEMBER 31,    MAY 31,
                                            1995       1994     1994

 Accounts payable, principally trade       $8,004  $ 8,466  $ 7,088
 Deferred income from the forward oil sale  8,079       ---      ---
 Accrued exploration and development        8,112     2,657    3,000
 Employee compensation and benefits         2,405     3,584    2,799
 Royalties and property taxes, franchise
    taxes and other taxes                     299     3,752    3,084
 Litigation and environmental matters       1,836     2,769    3,102
 Income taxes payable                       ---          42    6,440
 Stock appreciation rights                  1,234     1,137    1,328
 Other                                      1,904     4,201    3,410

                                          $31,873   $26,608  $30,251


 10.     DEBT

 SHORT-TERM BORROWINGS

The Company borrowed $10 million in December 1994 under a $25 million revolving credit facility with a bank. During 1995, another $15 million was borrowed prior to the line of credit being repaid in full at maturity in March 1995.

The weighted average interest rates on short-term borrowings outstanding as of December 31, 1994 and May 31, 1994 were 8.8% and 7.25%, respectively.

LONG-TERM DEBT

 A summary of long-term debt follows:

                                                         DECEMBER 31,   MAY 31,
                                                      1995       1994      1994

 Senior Subordinated Discount Notes due 2000  $    155,203  $ 141,122  $133,505
Senior Subordinated Discount Notes due 1997        192,220    170,274   158,618
 Revolving credit facility                          48,628      1,700       ---
 Other notes and capitalized leases                  6,452      2,419     2,630

                                                   402,503    315,515   294,753
  Less current installments                          1,313        257       312

                                              $    401,190  $ 315,258  $294,441






 On December 15, 1993, the Company completed the sale of $170 million in principal amount of 9 3/4% Senior Subordinated Discount Notes ("9 3/4% Notes") due December 15, 2000, providing net proceeds to the Company of approximately $124 million. The original issue price was 75.1% of par, representing a yield to maturity of 9 3/4%. No interest is payable on the 9 3/4% Notes during the first three years of issue. Commencing December 15, 1996, interest on the 9 3/4% Notes will accrue at the rate of 9 3/4% per annum and will be payable semi-annually on June 15 and December 15, beginning on June 15, 1997. The Indenture, as amended, for the 9 3/4% Notes contains financial covenants that include certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, and engaging in mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control.

On November 13, 1992, the Company completed the sale of $240 million in principal amount of Senior Subordinated Discount Notes ("1997 Notes") due November 1, 1997, providing net proceeds to the Company of approximately $126 million. The original issue price was 54.76% of par, representing a yield to maturity of 12 1/2% per annum compounded on a semi-annual basis without periodic payments of interest. The Indenture, as amended, for the 1997 Notes contains financial covenants including certain limitations on indebtedness, dividends, certain investments, transactions with affiliates, mergers and consolidations. Additional provisions include optional and mandatory redemptions, and requirements associated with changes in control. As a result of certain modifications to the indenture relating to the 1997 Notes effected in November 1995, the Company's indebtedness limitation was increased to permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. In addition, the indenture relating to the 1997 Notes was modified to eliminate the Company's repurchase obligation in the event the Company's net worth were to fall below a certain level.

In March 1995, the Company signed a $65 million revolving credit facility with a bank. Borrowings bear interest at various rates either based on prime (8.5% at December 31, 1995) or LIBOR and mature in October 1997. The facility is secured by the Company's marketable securities portfolio and the Company's ownership in Crusader common stock. As of December 31, 1995, the Company had borrowed $48.6 million and issued a letter of credit for $2.8 million under the facility.

In November 1995, the Company signed an unsecured credit facility with a bank supported by a guarantee issued by the Export-Import Bank of the United States ("EXIM") for $45 million, which matures in January 2001. Principal and interest payments are due semi-annually on January 15 and July 15 beginning on July 15, 1996 and borrowings bear interest at LIBOR (5.5% at December 31,
1995) plus .25%, adjusted on a semi-annual basis. There were no borrowings at December 31, 1995.

The aggregate maturities of long-term debt for the five years in the period ending December 31, 2000 are as follows: 1996 - $1.3 million; 1997 - $241.5 million; 1998 - $.7 million; 1999 - $.7 million and 2000 - $155.9 million. The 1997 and 2000 amounts exclude future accretion of interest on the 1997 and the 9 3/4% Notes.

 11.     INCOME TAXES

  Effective  June  1,  1992, the Company adopted SFAS No. 109, "Accounting for
Income  Taxes."    The  cumulative benefit of the change in fiscal 1993 was $4 million.

The components of earnings (loss) from continuing operations before income taxes, minority interest, and cumulative effect of accounting change are as follows:


                               SEVEN
               YEAR ENDED      MONTHS ENDED         YEAR ENDED MAY 31,
               DEC. 31, 1995   DEC. 31, 1994         1994         1993

United States  $     (21,412)  $     (23,197)  $   33,869   $  (40,068)
Foreign               38,012             363      (56,973)    (107,377)

               $      16,600   $     (22,834)  $  (23,104)  $ (147,445)

The components of the provision for income taxes on continuing operations are as follows:

                                   SEVEN
                   YEAR ENDED      MONTHS ENDED        YEAR ENDED MAY 31,
                   DEC. 31, 1995   DEC. 31, 1994       1994        1993

  Current:
    United States  $         627   $          71   $     (8)  $    (411)
     Foreign               3,988            (844)     3,696         176
  Deferred:
    United States        (12,797)            (61)    (9,426)    (21,080)
     Foreign              18,241           4,630       (798)    (22,566)

                   $      10,059   $       3,796   $ (6,536)  $ (43,881)


A reconciliation of the differences between the United States federal statutory tax rate and the Company's effective income tax rate follows:



                                                              SEVEN
                                              YEAR ENDED      MONTHS ENDED         YEAR ENDED MAY 31,
                                              DEC. 31, 1995   DEC. 31, 1994         1994        1993

 Tax provision at statutory tax rate          $       5,807   $      (7,992)  $   (8,086)  $ (50,131)
 Increase (decrease) resulting from:
    United States losses without tax benefit            ---            (378)      (1,433)     13,212
    Net change in valuation allowance               (33,472)         23,702        1,027     (21,080)
    Recognition of outside basis adjustments        (17,861)        (19,222)         ---         ---
    Foreign items without tax benefit                 3,960           2,434        4,350       6,053
    Tax on earnings of foreign subsidiaries             ---             ---          ---       8,065
    Income tax rate changes                           2,807             ---       (2,765)        ---
    Branch loss recapture/Subpart F                  16,118             ---          ---         ---
    Utilization of NOL/credit carryforwards           8,496           3,556          ---         ---
    Temporary differences:                                                                       ---
      Oil & gas basis adjustments                    19,320           3,235          ---
      Reimbursement of pre-commerciality costs        5,060             ---          ---         ---
    Other                                              (176)         (1,539)         371         ---
                                              $      10,059   $       3,796   $   (6,536)  $ (43,881)

The components of the net deferred tax asset and liability under SFAS 109 are as follows:





                                                 DECEMBER 31, 1995
                                             U.S.                FOREIGN
Deferred tax asset:
  Net operating loss carryforwards           $      88,426   $   8,250
  Depreciable/depletable property                    5,523         ---
  Credit carryforwards                               3,046         ---
  Reserves                                           1,664         ---
  Other                                              2,670          28
Gross deferred tax asset                           101,329       8,278
Valuation allowances                               (54,046)        ---
Net deferred tax asset                              47,283       8,278

Deferred tax liability:
  Depreciable/depletable property                      ---     (38,175)

Net deferred tax asset (liability)                  47,283     (29,897)
Less current deferred tax asset (liability)            ---         ---
Noncurrent deferred tax asset (liability)    $      47,283   $ (29,897)


                                                  DECEMBER 31, 1994
                                              U.S.              FOREIGN
Deferred tax asset:
  Net operating loss carryforwards            $ 105,250   $   9,963
  Depreciable/depletable property                   ---         ---
  Credit carryforwards                            2,504         ---
  Reserves                                        6,861         ---
  Other                                           1,941         524
Gross deferred tax asset                        116,556      10,487
Valuation allowances                            (80,555)     (6,963)
Net deferred tax asset                           36,001       3,524

Deferred tax liability:
  Depreciable/depletable property                (1,515)    (18,196)

Net deferred tax asset (liability)               34,486     (14,672)
Less current deferred tax asset (liability)                     ---
Noncurrent deferred tax asset (liability)     $  34,486   $ (14,672)



                                              MAY 31, 1994
                                              U.S.           FOREIGN
Deferred tax asset:
  Net operating loss carryforwards         $     96,054   $   8,884
  Depreciable/depletable property                   ---         ---
  Credit carryforwards                            4,515         ---
  Reserves                                        5,354         ---
  Other                                           2,035         316
Gross deferred tax asset                        107,958       9,200
Valuation allowances                            (59,329)     (4,487)
Net deferred tax asset                           48,629       4,713

Deferred tax liability:
  Depreciable/depletable property               (14,203)    (14,750)

Net deferred tax asset (liability)               34,426     (10,037)
Less current deferred tax asset (liability)         ---         ---
Noncurrent deferred tax asset (liability)     $  34,426   $ (10,037)


At December 31, 1995, the Company had net operating loss ("NOL") and depletion carryforwards for United States tax purposes of $200.5 million and $6.8 million, respectively. In addition, at December 31, 1995, certain subsidiaries had separate return limitation year ("SRLY") operating loss and depletion carryforwards of $52.1 million and $13.5 million, respectively, which are available to offset only the future taxable income of those subsidiaries. The depletion carryforwards are available indefinitely. The NOL and SRLY operating loss carryforwards expire from 1997 through 2010 as follows:

                     NOLS      SRLYS
                     EXPIRING  EXPIRING
                     BY YEAR   BY YEAR

May 97               $    ---  $ 11,602
May 98                    ---    11,804
May 99                    634     8,437
May 2000                7,315    10,224
May 2001               20,713    10,045
May 2002 - May 2010   171,837        32
Total                $200,499  $ 52,144

The deferred tax valuation allowances were reduced by $33.5 million in 1995 due to changes in expectations of future U.S. taxable income resulting from corporate restructuring during 1995, including redomiciliation of certain domestic subsidiaries into controlled foreign corporations. Such redomiciliation resulted in recognition of current taxable income and a corresponding decrease in NOLs through recapture of previously recognized losses. Furthermore, changes in the timing or nature of actual or anticipated business transactions, projections and income tax laws can give rise to significant adjustments to the Company's deferred tax expense or benefit that may be reported in the future.

If certain changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforwards that can be utilized. To the extent a change in ownership does occur, the limitation is not expected to materially impact the utilization of such carryforwards.

During the year ended May 31, 1993, the Company added $3.9 million to additional paid-in capital for United States tax benefits attributable to the utilization of net operating loss carryforwards. These carryforwards related to periods prior to the Company's corporate readjustments.

12.     EMPLOYEE BENEFITS

 PENSION PLANS

The Company has a defined benefit pension plan covering substantially all employees in the United States. The benefits are based on years of service and the employee's final average monthly compensation. Contributions are intended to provide for benefits attributed to past and future services. The Company also has the Supplemental Executive Retirement Plan ("SERP") that is unfunded and provides supplemental pension benefits to a select group of management and key employees.

  The funding status of the plans follows:

                                       DECEMBER 31, 1995        DECEMBER 31, 1994   MAY 31, 1994
                                       DEFINED                  DEFINED             DEFINED
                                       BENEFIT        SERP      BENEFIT     SERP    BENEFIT     SERP
                                       PLAN           PLAN      PLAN        PLAN    PLAN        PLAN

Actuarial present value of benefit
  obligations:
   Vested benefit obligations          $   3,632   $ 3,849   $  3,440   $ 3,345   $ 3,669   $ 3,357

   Accumulated benefit obligations     $   3,844   $ 3,849   $  3,570   $ 3,345   $ 3,819   $ 3,357

Projected benefit obligations          $   4,513   $ 4,966   $  4,136   $ 4,299   $ 4,408   $ 4,241
Plan assets at fair value, primarily
   listed stocks and United States
   government securities                   4,326       ---      3,188       ---     3,475       ---

Unfunded projected benefit
   obligations                               187     4,966        948     4,299       933     4,241
Unrecognized net loss                        (54)     (283)      (576)     (157)     (696)     (401)
Prior service cost not yet recognized
   in net periodic pension cost             (709)     (155)      (765)     (165)     (798)     (172)
Unrecognized net asset (liability) at
   adoption                                   13    (1,624)        15    (1,792)       16    (1,890)
Adjustment required to recognize
    minimum liability                        ---       945        760     1,160       889     1,579

Accrued (prepaid) pension cost         $    (563)  $ 3,849   $    382   $ 3,345   $   344   $ 3,357


A summary of the components of pension expense follows:


                                                               SEVEN
                                               YEAR ENDED      MONTHS ENDED      YEAR ENDED MAY 31,
                                               DEC. 31, 1995   DEC. 31, 1994        1994    1993

Service cost - benefits earned
   during the period                           $         780   $         454   $     733   $ 259
Interest cost on projected benefit obligation            653             344         553     463
Actual return on plan assets                            (849)            219         111    (398)
Net amortization and deferral                            793            (256)       (173)    296
                                               $       1,377   $         761   $   1,224   $ 620






  The projected benefit obligations at December 31, 1995 and 1994 and May 31, 1994 assume a discount rate of 8%, 8% and 7%, respectively, and a rate of increase in compensation expense of 5%. The impact of the change in the discount rate from 7% to 8% reduced the projected benefit obligation at December 31, 1994 for both the defined benefit plan and SERP by $.5 million. The expected long-term rate of return on assets is 9% for the defined benefit plan.

EMPLOYEE STOCK OWNERSHIP PLAN

 Effective January 1, 1994, the Company amended and restated the employee stock ownership plan to form a 401(k) plan ("the plan"). The Company recognizes expense relating to the plan based on actual amounts contributed since inception of the plan. The Company used the shares allocated method prior to the January 1, 1994 amendment.




13.     STOCKHOLDERS' EQUITY

 PREFERRED STOCK

In connection with the acquisition of the minority interest in Triton Europe, the Company designated a series of 550,000 preferred shares (522,460 shares issued) as 5% preferred stock, no par value, with a stated value of $34.41 per share. Each share of the Company's 5% preferred stock is convertible into one common share, subject to adjustment in certain events. The 5% preferred stock is convertible anytime on or after October 1, 1994, and bears a fixed cumulative cash dividend of 5% per annum payable semi-annually on March 30 and September 30, commencing September 30, 1994. If not converted earlier, each 5% preferred share will be redeemed on March 30, 2004, either for cash, or at the option of the Company, for the Company's common stock. At December 31, 1995, 410,017 preferred shares were outstanding.

 COMMON STOCK

Changes in issued common shares were as follows:

                                                 SEVEN
                                     YEAR ENDED  MONTHS ENDED
                                     DEC. 31,    DEC. 31,                 YEAR ENDED MAY 31,
                                           1995          1994                1994        1993

 Balance at beginning of period      35,577,009    35,519,103          35,231,142  34,649,148
Conversion of 5% preferred stock        112,395            48                 ---         ---
 Exercise of employee stock options
   and debentures                       237,875        57,858             287,961     581,994

 Balance at end of period            35,927,279    35,577,009          35,519,103  35,231,142


Changes in common shares held in treasury were as follows:

                                                            SEVEN
                                               YEAR ENDED   MONTHS ENDED
                                               DEC. 31,     DEC. 31,                YEAR ENDED MAY 31,
                                                     1995           1994                 1994     1993

 Balance at beginning of period                    45,837         54,354               57,483   57,400
Purchase of treasury stock                             89             98                  149       83
 Transfer of shares to employee benefit plans     (19,291)        (8,615)              (3,278)     ---
Balance at end of period                           26,635         45,837               54,354   57,483

 STOCK OPTIONS

  Options to purchase the Company's common stock have been granted to officers and employees under various stock option plans. Grants generally become exercisable in 25% cumulative annual increments beginning one year from the date of issuance and expire at the end of ten years. At December 31, 1995, 624,165 shares were available for grant under the plans. Pursuant to the 1992 stock option plan, each non-employee director receives an option to purchase 15,000 shares each year. A summary of option transactions follows:

                                   NUMBER OF   OPTION PRICE
                                   SHARES      PER SHARE
Outstanding at May 31, 1992        1,644,324   $8.38 - 52.50
              Granted                680,000   28.25 - 41.88
              Exercised             (552,828)   8.38 - 35.00
              Canceled               (50,090)  11.29 - 52.50

Outstanding at May 31, 1993        1,721,406    8.38 - 42.25
              Granted              1,414,800   28.63 - 33.50
              Exercised             (133,411)   8.38 - 16.25
              Canceled              (336,250)   8.38 - 42.00

Outstanding at May 31, 1994        2,666,545    8.38 - 42.25
              Granted                544,500   30.75 - 36.25
               Exercised             (48,691)   8.38 - 11.50
               Canceled              (87,500)  39.63 - 42.00

 Outstanding at December 31, 1994  3,074,854    8.38 - 42.25
               Granted               373,500   32.00 - 55.00
               Exercised            (237,875)   8.38 - 42.00
               Canceled              (33,175)  32.00 - 42.00

Outstanding at December 31, 1995   3,177,304    8.38 - 55.00




                     NUMBER OF  OPTION PRICE
                     SHARES     PER SHARE
Shares exercisable:
 May 31, 1993          564,402  $8.38 - 42.25
 May 31, 1994          563,741   8.38 - 42.25
  December 31, 1994    873,551   8.38 - 42.25
  December 31, 1995  1,449,424   8.38 - 42.25

The weighted average exercise price of options outstanding at December 31, 1995 was $35.49.

CONVERTIBLE DEBENTURE PLAN

 The Company has a convertible debenture plan under which key management personnel and others may purchase debentures that are convertible into shares of the Company's common stock. The aggregate number of common shares issuable upon conversion of the debentures cannot exceed 1,000,000 shares, subject to adjustment in certain events. Each debenture represents an unsecured, subordinated obligation due in seven to ten years and may be redeemed after three years at a redemption price of 120% of the principal amounts. The debentures outstanding at December 31, 1995 bear interest at the prime rate, have a conversion date of one year following the date of issuance and may be converted into the Company's common stock at a price of $42.75 per share (debentures covering 250,000 shares issued in May 1995) and $25.13 per share (debentures covering 250,000 shares issued in April 1994), subject to adjustment in certain events. At December 31, 1995, approximately 4,000 shares were available for issuance upon conversion of debentures eligible for sale under the plan.

The participants in the plan purchased debentures by delivery of promissory notes to the Company. The promissory notes are secured by the debentures that are held as security by the Company, are due on the earlier of ten years from the date of issue or termination of employment and require annual interest payments equal to prime plus 1/8%. The debentures are reflected as a noncurrent liability, net of the related promissory notes, in the Consolidated Balance Sheets as follows:

                                            DECEMBER 31,
                                       1995              1994   MAY 31, 1994

 Convertible debentures due employees $ 16,969        $ 6,281   $      6,355
 Promissory notes                      (16,969)        (6,281)        (6,355)

                                       ---           $   ---   $        ---

 Number of shares covered by
      outstanding debentures           500,000        250,000        259,167


 SHAREHOLDER RIGHTS PLAN

  In May 1995, the Board of Directors of the Company adopted a new Shareholder Rights Plan under which preferred stock rights were issued to holders of its common stock at the rate of one right for each share of common stock held as of the close of business on June 2, 1995. The rights were issued in place of the Company's previous preferred share purchase rights issued in 1990, which have been redeemed.

Generally, the rights become exercisable only if a person acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock. If, among other events, any person becomes the beneficial owner of 15% or more of the Company's common stock, each right not owned by such person generally becomes the right to purchase such number of shares of common stock of the Company, which is equal to the amount obtained by dividing the right's exercise price (currently $120) by 50% of the market price of the common stock on the date of the first occurrence. In addition, if the Company is subsequently merged or certain other extraordinary business transactions are consummated, each right generally becomes a right to purchase such number of shares of common stock of the acquiring person which is equal to the amount obtained by dividing the right's exercise price by 50% of the market price of the common stock on the date of the first occurrence. The rights will expire on May 22, 2005, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. At any time prior to a person acquiring beneficial ownership of 15% or more of the Company's common stock, the Company may redeem the rights in whole, but not in part, at a price of $.01 per right.

STOCK APPRECIATION RIGHTS PLAN

The Company has a stock appreciation rights ("SARs") plan which authorizes the granting of SARs to non-employee directors of the Company. Upon exercise, SARs allow the holder to receive the difference between the SARs' exercise price and the fair market value of the common shares covered by SARs on the exercise date and expire at the earlier of ten years or a date based on the termination of the holder's membership on the board of directors. At December 31, 1995, SARs covering 25,000 common shares, with an exercise price of $8 per share, were outstanding.

RESTRICTED STOCK PLAN

  The Company has a restricted stock plan that provides for the award of up to 50,000 common shares to eligible key officers and employees. At the November 11, 1993 annual meeting, this plan was amended to also serve as an employee stock purchase plan. At December 31, 1995, 20,124 shares were available for issuance under the plan.

CORPORATE READJUSTMENTS

  To permit payments of common stock dividends from future earnings without being penalized by an accumulated deficit, Article 4.13B of the Texas Business Corporation Act formerly provided that a company may, subject to its board of directors' approval, eliminate that deficit through application of additional paid-in capital. Pursuant to board of directors' approvals on January 12, 1987 and August 6, 1986, the Company eliminated accumulated deficits of $5.3 million at November 30, 1986 and $28.7 million at May 31, 1986.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS, RISK MANAGEMENT  AND
    CREDIT RISK CONCENTRATIONS

 FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995 and 1994 and May 31, 1994, the Company's financial instruments included cash, cash equivalents, short-term receivables, marketable securities, long-term receivables, short-term and long-term debt and financial market transactions. The fair value of cash, cash equivalents, short-term receivables and short-term debt approximated carrying values because of the short maturities of these instruments. The fair values of the Company's marketable securities, long-term receivables and financial market transactions, based on broker quotes, quoted market prices and discounted cash flows approximated the carrying values. The estimated fair value of long-term debt, based on quoted market prices and market data for similar instruments, was $396 million, $300 million and $299 million at December 31, 1995 and 1994 and May 31, 1994, respectively.

RISK MANAGEMENT

In the normal course of business, the Company enters into financial and commodity market transactions for purposes other than trading to manage its exposure to commodity price risk. As a result of such transactions to date, the Company has set the price benchmark on approximately 44% of its projected 1996 Colombian oil production at a weighted average WTI benchmark price of $17.99 per barrel. In addition, in order to retain the opportunity to participate in higher prices, the Company has purchased WTI benchmark call options on a total of 500,000 barrels for various delivery dates during the first half of 1996 at strike prices between $19.68 and $20.28.

In anticipation of entering into the forward oil sale, the Company entered into five-year commodity price agreements in April and May 1995 to hedge price risk associated with the portion of the Company's oil production in Colombia expected to be sold in the forward oil sale. Sales of the Company's Colombian production are priced with reference to WTI. The agreements, which were entered into with a counterparty with a "AAA" credit rating, fixed a WTI price benchmark of $18.42 per barrel on approximately 10.4 million barrels.

Simultaneously, the Company purchased from a credit-worthy counterparty call options to retain the ability to benefit from future WTI price increases above $20.42 per barrel. The volumes and expiration dates on the call options coincided with the volumes and delivery dates under the commodity price agreements. Prior to completion of the forward oil sale, the commodity price and call agreements had been accounted for as hedging transactions. Upon completion of the forward oil sale, the commodity price agreements were superseded and the call options, which no longer qualified for hedge accounting, were recorded as a separate investment at their then fair market value of $9.3 million. Noncash charges of $4.2 million were recorded for the year ended December 31, 1995.

 The Company entered into a foreign exchange contract in fiscal 1994 to purchase C$8.6 million to hedge exposure to a Canadian tax liability resulting from the sale of Triton Canada common stock. At May 31, 1994, the fair value of the foreign exchange contract, which matured in July 1994, was based on quoted rates for contracts with similar terms and maturity dates; however, such fair value was offset by gains on the tax liability hedged by the contract, so there was no significant difference between the recorded value and the fair value of the Company's net foreign exchange position.

CONCENTRATION OF CREDIT RISK

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, marketable securities, receivables and financial market transactions. The Company places its cash equivalents, marketable securities and financial market transactions with high credit
quality  financial  institutions.   The Company believes the risk of incurring
losses related to credit risk is remote.

Triton Colombia sells its crude oil production from the Cusiana Field through an agreement with the operator of the field to approximately ten to fifteen refineries located primarily in the United States. The Company does not believe that the loss of any single customer or a termination of the agreement with the operator would have a long-term material adverse effect on its operations.

15.     OTHER INCOME (EXPENSE), NET

 Other income (expense), net is summarized as follows:

                                                             SEVEN
                                             YEAR ENDED      MONTHS ENDED      YEAR ENDED MAY 31,
                                             DEC. 31, 1995   DEC. 31, 1994        1994      1993

Proceeds from legal settlements              $       7,222   $         ---  $      ---  $    ---
Gain on the sale of Triton France                    3,496             ---         ---       ---
Gain on early redemption of Crusader's
  convertible notes                                  2,899             ---         ---       ---
Gain on sale of United States
  working interest properties                          ---             ---       7,028       ---
Gain on sale of Aero common stock                      ---             ---       1,500       ---
Loss provisions                                     (1,058)            ---         ---    (5,500)
Change in fair market value of call options         (4,171)            ---         ---       ---
Foreign exchange gain (loss)                         1,874             383         252      (776)
Other                                                1,372             441       1,251     1,832

                                             $      11,634   $         824  $   10,031  $ (4,444)


16.     WRITEDOWN OF ASSETS

 Writedown of assets are summarized as follows:

                                                    SEVEN
                                     YEAR ENDED     MONTHS ENDED        YEAR ENDED MAY 31,
                                     DEC. 31, 1995 DEC. 31, 1994        1994     1993

 Evaluated oil and gas properties   $---           $         984  $     44,123  $65,354
 Unevaluated oil and gas properties  ---                      ---          251   25,817
 Inventory                           ---                      ---        1,064      500
 Investments and other assets        ---                      ---          316    2,712

                                    $---           $         984  $     45,754  $94,383

 During fiscal 1994, the carrying amounts of the Company's evaluated oil properties in France were written down by $43.2 million through application of the ceiling limitation prescribed by the Securities and Exchange Commission (the "Commission") principally as a result of a temporary drop in oil prices and a downward revision in estimated reserves.

Included in the writedowns of evaluated and unevaluated properties during fiscal 1993 were $55.7 million and $11 million, respectively, of costs associated with operations in France and an $8.2 million writedown of unevaluated costs associated with onshore properties in the United Kingdom. These writedowns resulted from Triton Europe's decision to curtail certain exploration and development activities in Europe. As such, proved undeveloped reserves in Europe were reduced, thereby requiring a writedown of evaluated costs as a result of the Commission's ceiling limitation for these properties.
  The writedowns of unevaluated costs in both France and the United Kingdom were associated with various license areas that were relinquished or allowed to expire. Similar cutbacks in Indonesia resulted in writedowns of costs associated with evaluated properties of $8.7 million in fiscal 1993.

17.     STATEMENTS OF CASH FLOWS

 Supplemental disclosures of cash payments and noncash investing and financing activities follows:

                                                                   SEVEN
                                                    YEAR ENDED     MONTHS ENDED      YEAR ENDED MAY 31,
                                                    DEC. 31, 1995  DEC. 31, 1994       1994   1993

Cash paid during the year for:
   Interest (net of amount capitalized)             $         ---  $         ---  $     ---  $ ---
   Income taxes                                               920          5,557        222  1,321

Noncash investing and financing
 activities:
   Preferred stock issued for purchase of
       Triton Europe minority interest                        ---            ---     17,978    ---
   Conversion of preferred stock into
        common stock                                        3,867            ---        ---    ---
   Sale of the Company's shares by Crusader                   ---            ---        ---  3,920
   Liabilities resulting from acquisitions                    ---            ---        ---  1,265
   Property and equipment exchanged for
       a long-term note receivable                            650            ---      1,980    ---

18.     CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and these Notes to Consolidated Financial Statements, are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, the future construction or upgrades of pipelines (including costs), when the Cusiana and Cupiagua fields might become self-financing, future production of the Cusiana and Cupiagua fields, the negotiation of a gas contract and commencement of production in Malaysia-Thailand, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax asset, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements, as well as those presented below and in note 19.


     CERTAIN FACTORS RELATING TO THE OIL AND GAS INDUSTRY

The Company's strategy is to focus its exploration activities on what the Company believes are relatively high potential prospects. No assurance can be given that the Company will be successful in its exploration activities.

Oil prices have been subject to significant fluctuations over the past several decades. The Company expects that levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries, and the actions of oil traders, will continue to be major determinants of crude oil price movements in the near term. It is impossible to predict future oil price movements with any certainty.

The Company's oil and gas business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering, pollution, earthquakes, labor disruptions and fires, each of which could result in damage to or destruction of oil and gas wells, formations, production facilities or properties, or in personal injury.
 In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events would reduce revenues and increase costs to the Company.

The Company's oil and gas business is also subject to laws, rules and regulations in the countries in which it operates, which generally pertain to production control, taxation, environmental and pricing concerns and other matters relating to the petroleum industry.

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws and regulations will not, in the future, adversely affect the Company's results of operations, cash flows or financial position. Pollution and similar environmental risks generally are not fully insurable.

CERTAIN FACTORS RELATING TO INTERNATIONAL OPERATIONS

The Company derives substantially all of its consolidated revenues from international operations. Risks inherent in international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks; trade protection measures; risks of increases in taxes and governmental royalties; and renegotiation of contracts with governmental entities; as well as changes in laws and policies governing operations of other companies. Other risks inherent in international operations are the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than United States dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's international operations have not been materially affected by these risks.

      COMPETITION

The Company encounters strong competition from major oil companies (including government-owned companies), independent operators and other companies for favorable oil and gas concessions, licenses, production sharing contracts and leases, drilling rights and markets. Additionally, the governments of certain countries in which the Company operates may from time to time give preferential treatment to their nationals. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

      CERTAIN FACTORS RELATING TO COLOMBIA

The Company is a participant in significant oil and gas discoveries located in the Llanos Basin in the foothills of the Andes Mountains, approximately 160 kilometers (100 miles) northeast of Bogota, Colombia. The Company owns interests in three contiguous areas known as the Santiago de las Atalayas ("SDLA"), Tauramena and Rio Chitamena contract areas. Well results to date indicate that significant oil and gas deposits lie across the Cusiana and Cupiagua fields.

Largely due to complex geology, drilling of wells in the Cusiana and Cupiagua fields has been comparatively difficult, lengthy in duration and expensive. The Company believes that considerable progress has been achieved in reducing the time and expenditures required to drill and complete wells in the Cusiana and Cupiagua fields based on experience gained from initial wells drilled. Although there can be no assurance, the Company believes that the experience gained in the area to date will allow the operator to continue to reduce the time and expenditures required to drill and complete wells in the area. However, because the Company is not the operator of these contract areas, the Company does not control the timing or manner of these operations.

Full development of reserves in the Cusiana and Cupiagua fields will take several years and require additional drilling and extensive production facilities, which in turn will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines connect the major producing fields in Colombia to export facilities and to refineries. These pipelines are in the process of being upgraded and expanded to accommodate production from the Cusiana and Cupiagua fields.

Guerrilla activity in Colombia has from time to time disrupted the operation of oil and gas projects and increased costs. Although the Colombian government, the Company and its partners have taken steps to improve security and improve relations with the local population, there can be no assurance that attempts to reduce or prevent guerrilla activity will be successful or that such activity will not disrupt operations in the future.

Numerous Colombian government officials, including the President, are the subjects of investigations and allegations that they have accepted illegal campaign contributions. These circumstances have led to speculation as to whether these officials will remain in office. The President has stated that any such illicit contributions were made without his knowledge. In response to the allegations, the leadership of the opposition Conservative Party withdrew its support of the Government and certain cabinet ministers and ambassadors and a high ranking military officer resigned. Any changes in the holders of significant government offices could have adverse consequences in the Company's relationship with the Colombian national oil company and the Colombian government's ability to control guerrilla activities, and could exacerbate the factors relating to foreign operations discussed above. At the same time, Colombia is among 31 nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver and the United States Congress is not expected to oppose the President's action. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, will be suspended; EXIM and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia, although currently approved EXIM financings are not expected to be affected; U.S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President and Congress retain the right to apply future trade sanctions.

      CERTAIN FACTORS RELATING TO MALAYSIA-THAILAND

The Company is a partner in a significant gas exploration project located in the upper Malay Basin in the Gulf of Thailand approximately 450 kilometers northeast of Kuala Lumpur and 750 kilometers south of Bangkok. The Company is a contractor under a Production Sharing Contract covering Block A-18 of the Malaysia-Thailand Joint Development Area. Test results for the initial exploratory wells indicate that significant gas deposits lie under the Block.

Development of gas production is in the early planning stages but is expected to take several years and require the drilling of additional wells and the installation of production facilities, which will require significant additional capital expenditures, the ultimate amount of which cannot be predicted. Pipelines will also be required to be connected between Block A-18 and ultimate markets. The terms on which any gas produced from the Company's contract area in Malaysia-Thailand may be sold may be adversely affected by the present monopoly gas purchase and transportation conditions in both Thailand and Malaysia, including the Thai national oil company's monopoly in transportation within Thailand and its territorial waters.

     LITIGATION

The outcome of litigation and its impact on the Company are difficult to predict due to many uncertainties, such as jury verdicts, the application of laws to various factual situations, the actions that may or may not be taken by other parties and the availability of insurance. In addition, in certain situations, such as environmental claims, one defendant may be responsible, or potentially responsible, for the liabilities of other parties. Moreover, circumstances could arise under which the Company may elect to settle claims at amounts that exceed the Company's expected liability for such claims in order to avoid costly litigation. Judgments or settlements could, therefore, exceed any reserves.

19.     COMMITMENTS AND CONTINGENCIES

Continued development of the Cusiana and Cupiagua fields ("the Fields"), including drilling and construction of additional production facilities, will require significant capital. In 1995 and early 1996, Carigali-Triton Operating Company ("CTOC") discovered gas on its first three wells on Block A-18 in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand. Further exploration and development activities on Block A-18, as well as exploratory drilling in other countries, will also require substantial capital. The Company's capital budget for the year ending December 31, 1996 is approximately $260 million, excluding capitalized interest, of which approximately $157 million relates to the Fields, $34 million relates to Block A-18, $40 million relates to the Company's exploration and drilling program in other parts of the world, and $29 million relates to capital contributions to OCENSA. Capital requirements for full field development of the Fields are expected to continue at substantial levels into 1997, and capital requirements for exploration and development relating to Block A-18 are expected to increase significantly into 1998.

In December 1994, the Company, along with other investors, formed an independent company, OCENSA, to own, expand, finance and operate a pipeline system from the Fields to the port of Covenas. The Company's ownership percentage is 9.6%. OCENSA's capitalization plan contemplates an ultimate capital structure of approximately 30% equity from the Company and other investors and 70% debt. As part of the formation of OCENSA, Triton Colombia entered into a transportation agreement with OCENSA in which Triton Colombia commits to transport all crude from the Fields through OCENSA's pipeline system.

OCENSA has raised significant amounts of debt in separate tranches supported by various agreements with the Company or its partners as the case may be (relating, in particular, to tariffs on each partner's throughput). The Company assisted OCENSA in securing one such tranche for $60 million in 1995, which is supported by the Company's tariff commitments for its share of production from the Fields. The Company has agreed to assist OCENSA in raising an additional $60 million in 1996. In the event such amount cannot be raised, OCENSA may call for an advance from the Company.

In November 1995, the Company signed a $45 million loan agreement supported by a guarantee issued by EXIM. The loan finances expenditures for exported U.S. goods and services for phase one development of the Cusiana Field in Colombia.
 The Company borrowed approximately $43 million against this facility in early 1996.

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

The Company expects to meet capital needs in the future with a combination of some or all of the following: its long-term revolving credit facility, cash flow from its Colombian operations, cash on hand and marketable securities, asset sales, and the issuance of debt and equity securities. As a result of certain modifications to the indenture relating to the 1997 Notes effected in November 1995, the Company's indebtedness limitation was increased to permit the Company to incur total indebtedness (excluding certain permitted indebtedness) of up to 25% of the sum of its indebtedness and market capitalization of its capital stock. In addition, the indenture relating to the 1997 Notes was modified to eliminate the Company's repurchase obligation in the event the Company's net worth were to fall below a certain level.

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

The Company leases office space, other facilities and equipment under various operating leases expiring through 2001. Total rental expense was $1.9 million for the year ended December 31, 1995, $1.3 million for the seven months ended December 31, 1994 and $2.6 million and $4 million for the years ended May 31, 1994 and 1993, respectively. At December 31, 1995, the minimum payments required over the next five years are as follow: 1996 - $2.3 million; 1997 - $2.2 million; 1998 - $1.8 million; 1999 - $1.4 million; and 2000 - $.7 million.

 GUARANTEES

  At December 31, 1995, the Company had guaranteed loans of approximately $6.1 million of a Colombian pipeline company in which the Company has an ownership interest and guaranteed performance of $11 million in future exploration expenditures in various countries. These commitments are backed primarily by unsecured letters of credit and bank guarantees.

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

ENVIRONMENTAL MATTERS

The Company is subject to extensive environmental laws and regulations. These laws regulate the discharge of oil, gas or other materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of such materials at various sites. Also, the Company remains liable for certain environmental matters that may arise from formerly owned fuel businesses that were involved in the storage, handling and sale of hazardous materials, including fuel storage in underground tanks. The Company believes that the level of future expenditures for environmental matters, including clean-up obligations, is impracticable to determine with a precise and reliable degree of accuracy. Management believes that such costs, when finally determined, will not have a material adverse effect on the Company's operations or consolidated financial condition.
During the year ended May 31, 1994, the Company accrued $4.4 million for environmental costs.

LITIGATION

  The Company is also subject to various litigation matters, none of which is expected to have a material adverse effect on the Company's operations or consolidated financial condition.

20.     RELATED PARTY TRANSACTIONS

 The Company charged Crusader $.6 million for the year ended December 31, 1995, $.3 million for the seven months ended December 31, 1994 and $.6 million for the years ended May 31, 1994 and 1993 for administrative services. Also during fiscal 1994, the Company was paid $1.2 million by Crusader for acting as agent in issuing its 6% Notes and recorded $.6 million as other income.





21.     GEOGRAPHIC DATA

 Information about the Company's operations by geographic area follows:

                                                  MALAYSIA-                          UNITED
                                       COLOMBIA   THAILAND    FRANCE     INDONESIA   STATES    OTHER      CORPORATE   TOTAL
YEAR ENDED DECEMBER 31, 1995:
Sales and other operating revenues     $ 89,851   $     ---   $  9,206   $   4,531   $ 3,884   $    ---   $     ---   $ 107,472
Operating profit (loss)                  49,086        (239)     1,123        (858)     (230)    (2,669)    (22,897)     23,316
Trade and other receivables              19,823         366        ---         785       717        730         766      23,187
Identifiable assets                     487,472      50,867        ---       1,744    23,261     63,159     197,664     824,167

SEVEN MONTHS ENDED DECEMBER 31, 1994:
Sales and other operating revenues     $  6,249   $     ---   $  9,179   $   3,174   $ 2,134   $    ---   $     ---   $  20,736
Operating profit (loss)                    (192)        ---        722         (75)     (919)    (2,258)    (13,224)    (15,946)
Trade and other receivables              11,759         ---      3,866       1,257     1,332        667       1,360      20,241
Identifiable assets                     335,474      21,372     27,038       2,553    32,232     33,477     167,055     619,201

YEAR ENDED MAY 31, 1994:
Sales and other operating revenues     $  5,911   $     ---   $ 17,494   $   7,186   $ 5,629   $  6,988   $     ---   $  43,208
Operating profit (loss)                    (503)        ---    (49,734)     (4,582)   (1,269)    (3,332)    (21,263)    (80,683)
Trade and other receivables               5,508         ---      3,431       1,303     1,336      1,110       1,891      14,579
Identifiable assets                     237,397      15,764     28,954       3,978    37,091     36,205     256,712     616,101

YEAR ENDED MAY 31, 1993:
Sales and other operating revenues     $  3,474   $     ---   $ 30,897   $  10,449   $16,838   $ 22,756   $     ---   $  84,414
Operating profit (loss)                    (672)        ---    (79,336)    (10,425)      383    (21,081)    (18,804)   (129,935)
Trade and other receivables                 510         ---      2,357       1,571     3,716      7,349       1,213      16,716
Identifiable assets                     147,280       9,776     78,830       6,042    56,196     73,436     190,371     561,931

Corporate assets were principally cash and cash equivalents, marketable securities, the United States deferred tax asset and investments in
unconsolidated  affiliates.    Other identifiable assets primarily represented
capitalized costs related to the Company's exploration activities in other areas of the world, no one country of which is material except Argentina ($36.3 million at December 31, 1995).

22.     SUBSEQUENT EVENTS (UNAUDITED)

During January and February 1996, the Company borrowed approximately $43 million against its credit line supported by the EXIM guarantee. The proceeds from the borrowing were used primarily to pay down outstanding bank lines of credit.


The Company has called a special meeting of its stockholders to be held on March 25, 1996 at which the stockholders will vote on the proposed reorganization of the Company (the "Reorganization"). Pursuant to the Reorganization, Triton Energy Limited, a newly formed Cayman Islands company and a wholly owned subsidiary of the Company ("Triton Cayman"), will become the parent holding company of the Company through the merger of a wholly owned subsidiary of Triton Cayman with and into the Company. If the Reorganization is consummated, the Company will become a subsidiary of Triton Cayman and Triton Cayman will continue to conduct the businesses (through subsidiaries and affiliates) in which the Company is now engaged. The Company and Triton Cayman have filed with the Securities and Exchange Commission a Proxy Statement/Joint Prospectus dated as of February 23, 1996 relating to the special meeting and the securities to be issued if the Reorganization is consummated.

Upon consummation of the Reorganization, each outstanding share of common stock of Triton Energy Corporation at the effective time of the Reorganization (the "Effective Time") (other than shares held in treasury and shares as to which an election to receive Equity Units (as defined below) has been made and not withdrawn, subject to certain limitations) will be automatically converted into one Class A Ordinary Share of Triton Cayman. Holders of not less than 15% but not more than 25% of the outstanding shares of common stock at the Effective Time, in the aggregate, may make an unconditional election to receive an equity unit ("Equity Unit") consisting of one Class B Ordinary Share of Triton Cayman and one-tenth of one share of participating preferred stock of Triton Energy Corporation for each share of common stock of Triton Energy Corporation owned in lieu of such shares being converted into Class A Ordinary Shares. Each such Class B Ordinary Share and one-tenth of a share of participating preferred stock would be paired and after such pairing could only be traded together as a unit. If holders of less than 15% of the outstanding shares of common stock, in the aggregate, elect to receive Equity Units, no Equity Units will be issued and all such shares would be automatically converted into Class A Ordinary Shares of Triton Cayman.

Subsequent to the Reorganization, the Company intends to transfer substantially all of its businesses or subsidiaries located outside the United States, other than the Company's interests in the Cusiana and Cupiagua fields in Colombia, and interests in Argentina, to Triton Cayman. The value of the assets to be transferred will be determined by the Company based on independent third party appraisals as of the dates of the transfers.

Colombia is among 31 nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver and the United States Congress is not expected to oppose the President's action. See "Certain Factors Relating to Colombia" in note 18 for further discussion of the implications of this announcement.

In March 1996, the Company entered into an agreement providing for the sale of substantially all of its royalty and mineral interests in the United States, the consummation of which is subject to customary conditions. The net proceeds from the sale, which will be made effective January 1, 1996, are expected to be approximately $23.8 million and will result in a gain of approximately $4 million.

In March 1996, the Company executed an agreement with Deminex Colombia Petroleum GmbH ("Deminex") providing Deminex the right to earn a 50% interest in the El Pinal, Guayabo A and B and Las Amelias contract areas. The effectiveness of the agreement is conditioned on the approval by December 31, 1996 of Ecopetrol and the Ministry of Mines and Energy of Colombia. The agreement provides for an initial payment by Deminex of approximately $13.4 million. In addition to costs associated with its 50% interest in the contract areas, Deminex shall pay certain direct exploratory costs of the Company up to a maximum of approximately $16.8 million. All payments due prior to the receipt of the requisite approvals will be held in escrow.

23.     QUARTERLY FINANCIAL DATA (UNAUDITED)
     Amounts in the following tables have been restated to account for discontinued operations:


                                                               QUARTER
                                       FIRST         SECOND      THIRD       FOURTH
 YEAR ENDED
 December 31, 1995:
 Sales and other operating revenues    $ 19,751   $  28,504   $  32,586   $ 26,631
 Gross profit                             7,013      13,670      15,351     12,954
 Net earnings (loss)                     (1,555)      2,388       1,279        608
 Net earnings (loss) per common share     (0.06)       0.07        0.03       0.02

                                       FIRST          SECOND        ONE
                                       QUARTER        QUARTER       MONTH
 SEVEN MONTHS ENDED
 December 31, 1994:
 Sales and other operating revenues    $  9,758   $   7,932   $  3,046
Gross profit (loss)                         112         (38)       (23)
 Net earnings (loss)                     (8,173)    (11,100)    (8,435)
 Net earnings (loss) per common share     (0.23)      (0.33)     (0.24)


                                                      QUARTER
                                       FIRST      SECOND     THIRD      FOURTH
 FISCAL YEAR ENDED
May 31, 1994:
Sales and other operating revenues     $ 18,474   $ 10,129   $  6,962   $  7,643
Gross loss                              (11,419)   (13,087)   (17,652)    (7,780)
Net earnings (loss)                      35,078    (11,237)   (19,985)   (13,197)
 Net earnings (loss) per common share      1.01      (0.32)     (0.57)     (0.38)

Gross profit (loss) consists of sales and other operating revenues less operating expenses, depreciation, depletion and amortization and writedowns pertaining to operating assets.

In the fourth quarter of 1995, the Company recorded a loss provision of $1.1 million related to property available for sale, and Crusader recorded a writedown of $3 million (the Company's share - $1.5 million) related to a coal property of its majority-owned affiliate. Also, the Company recorded a charge to deferred tax expense of $2.8 million due to a change in income tax rates in Colombia and a benefit of $8.5 million based on a reduction in the valuation allowance on its deferred United States tax asset.

In December 1994, the Company recorded equity in losses of Crusader of $4.2 million due principally to adjustments to deferred taxes and writedowns of unproved oil and gas properties in the Philippines and Argentina.

In the fourth quarter of the year ended May 31, 1994, the Company recorded writedowns of $6.8 million, primarily resulting from application of the Commission's ceiling limitation caused by a downward revision in the estimated reserves for France. The Company also recognized a gain of $1.5 million on the sale of its investment in Aero.

24.     CHANGE IN FISCAL YEAR END

In May 1994, the Company changed its fiscal year end from May 31 to December 31 effective January 1, 1995. These financial statements cover the Company's transition period for the seven months ended December 31, 1994.

The results of operations of the Company for the seven months ended December 31, 1994 and 1993 were as follows:

                                                   SEVEN MONTHS ENDED
                                                      DEC. 31, 1994             DEC. 31, 1993
                                                                                 (UNAUDITED)

 Sales and other operating revenues              $           20,736   $                30,992
 Gross profit (loss)                                             51                   (33,532)
 Income tax expense (benefit)                                 3,796                    (4,288)
 Earnings (loss) from continuing operations                 (26,630)                   18,383
 Earnings (loss) from discontinued operations                (1,078)                   (2,731)
 Net earnings (loss)                                        (27,708)                   15,652
 Dividends on preferred stock                                   449                       ---
 Net earnings (loss) applicable to common stock             (28,157)                   15,652
 Earnings (loss) per common share:
     Continuing operations                                    (0.78)                     0.53
     Discontinued operations                                  (0.03)                    (0.08)
     Net earnings (loss) per common share                     (0.81)                     0.45

The results of operations for the seven months ended December 31, 1993 included a net after-tax benefit of $48 million, or $1.38 per common share, relating to the sales of the Company's Canadian subsidiary and certain working interest properties in the United States, which was partially offset by a writedown of oil properties in France of $12.8 million, after taxes and minority interest, or $0.37 per common share.

Quarterly results restated for calendar 1994 are as follows:

                                                         QUARTER
                                       FIRST      SECOND     THIRD         FOURTH
 December 31, 1994:
Sales and other operating revenues     $  6,923   $  8,950   $ 8,637   $      8,442
Gross profit (loss)                      (8,662)    (7,914)      (27)           (68)
Net earnings (loss)                     (14,058)   (13,826)   (7,870)       (16,947)
 Net earnings (loss) per common share     (0.40)     (0.40)    (0.24)         (0.48)

In the fourth calendar quarter of 1994, the Company recorded equity in losses of Crusader of $4.5 million due principally to adjustments to deferred taxes and writedowns of unproved oil and gas properties in the Philippines and Argentina.

25.     OIL AND GAS DATA

  The following tables provide additional information about the Company's oil and gas exploration and production activities. Equity affiliate amounts reflect only the Company's proportionate interest in Crusader.

RESULTS OF OPERATIONS

The results of operations for oil and gas producing activities, considering direct costs only, follow:

                                                                          UNITED                                    TOTAL
                                       COLOMBIA   FRANCE      INDONESIA   STATES             CANADA     OTHER       WORLDWIDE

YEAR ENDED DECEMBER 31, 1995:
        Revenues                       $ 89,851   $   9,206   $   4,531   $      3,884   $    ---   $     ---   $  107,472
        Costs:
          Production costs               24,942       5,460       4,422            452        ---         ---       35,276
          General operating expenses        740       1,061         726          1,030        ---         ---        3,557
          Depletion                      14,776       1,562         241          1,950        ---         ---       18,529
          Writedown of assets               ---         ---         ---            ---        ---         ---          ---
          Income taxes                   17,395         374         ---            ---        ---         ---       17,769

        Results of operations          $ 31,998   $     749   $    (858)  $        452   $    ---   $     ---   $   32,341

SEVEN MONTHS ENDED DECEMBER 31, 1994:
        Revenues                       $  6,249   $   9,179   $   3,174   $      1,919   $    ---   $     ---   $   20,521
        Costs:
          Production costs                4,290       5,784       2,054            144        ---         ---       12,272
          General operating expenses        997         541         897            502        ---         ---        2,937
          Depletion                       1,184       2,132         298          1,189        ---         ---        4,803
          Writedown of assets               ---         ---         ---            984        ---         ---          984
          Income taxes                       82         318         ---            ---        ---         ---          400

        Results of operations          $   (304)  $     404   $     (75)  $       (900)  $    ---   $     ---   $     (875)

YEAR ENDED MAY 31, 1994:
        Revenues                       $  5,911   $  17,252   $   7,186   $      4,700   $  5,961   $     229   $   41,239
        Costs:
          Production costs                4,230      10,347       6,413          2,436      2,919         281       26,626
          General operating expenses      1,267       4,237       3,070          1,044        614         ---       10,232
          Depletion                         917       9,443       1,363          2,290      2,482         ---       16,495
          Writedown of assets               ---      43,201         922            ---        ---         251       44,374
          Income taxes                        8         ---         ---            ---        195         ---          203

       Results of operations           $   (511)  $ (49,976)  $  (4,582)  $     (1,070)  $   (249)  $    (303)  $  (56,691)

YEAR ENDED MAY 31, 1993:
        Revenues                       $  3,474   $  30,574   $  10,449   $     14,032   $ 20,423   $     105   $   79,057
        Costs:
          Production costs                2,411      13,494       5,984          2,471     10,431          97       34,888
          General operating expenses      1,191       7,687       1,906          1,698      2,494         ---       14,976
          Depletion                         544      22,287       4,250          6,587      8,633         ---       42,301
          Writedown of assets               ---      66,765       8,734            879        ---      14,793       91,171
          Income taxes                       84         ---         ---            ---        369         ---          453

        Results of operations          $   (756)  $ (79,659)  $ (10,425)  $      2,397   $ (1,504)  $ (14,785)  $ (104,732)

Depletion includes depreciation on support equipment and facilities calculated on the unit of production method.




The Company's equity share of Crusader's results of operations for oil and gas producing activities follows:


                                      UNITED
                   AUSTRALIA  CANADA  STATES     OTHER      TOTAL

December 31, 1995  $   2,998  $  269  $    ---   $ (1,401)  $1,866

December 31, 1994  $   1,339  $  243  $     36   $ (1,662)  $  (44)

May 31, 1994       $   2,904  $  712  $ (1,270)  $    ---   $2,346

May 31, 1993       $   3,771  $1,259  $ (3,338)  $    ---   $1,692




COSTS INCURRED AND CAPITALIZED COSTS

The costs incurred in oil and gas acquisition, exploration and development activities and related capitalized costs follow:


                                                   MALAYSIA-                     UNITED                         TOTAL
                                         COLOMBIA  THAILAND   FRANCE  INDONESIA  STATES        CANADA  OTHER    WORLDWIDE
December 31, 1995:
      Costs incurred:
        Property acquisition             $  1,101  $     ---  $  ---  $     ---  $        ---  $  ---  $   250  $   1,351
        Exploration                        45,961     25,948     ---        ---           ---     ---   28,480    100,389
        Development                        48,419        ---     ---        299           ---     ---      ---     48,718
      Depletion per equivalent
        barrel of production                 2.67        ---    3.14       0.95          6.05     ---      ---       2.81

      Cost of properties at period-end:
        Unevaluated                      $ 59,087  $  46,282  $  ---  $     ---  $      9,202  $  ---  $58,490  $ 173,061

        Evaluated                        $260,058  $     ---  $  ---  $  47,301  $    190,379  $  ---  $ 8,667  $ 506,405

        Support equipment and
         facilities                      $ 87,289  $     ---  $  ---  $     ---  $        ---  $  ---  $   ---  $  87,289
      Accumulated depletion and
        depreciation at period-end       $ 17,355  $     ---  $  ---  $  47,153  $    180,574  $  ---  $ 8,667  $ 253,749











                                                   MALAYSIA-                       UNITED                              TOTAL
                                         COLOMBIA  THAILAND   FRANCE    INDONESIA  STATES           CANADA    OTHER    WORLDWIDE
December 31, 1994:
      Costs incurred:
        Property acquisition             $  9,824  $     ---  $    ---  $     ---  $        ---  $    ---  $ 1,058  $  10,882
        Exploration                        21,691      5,151        79        ---           ---       ---    7,088     34,009
        Development                        31,892        ---         5          1             1       ---      ---     31,899
      Depletion per equivalent
        barrel of production                 2.57        ---      4.15       1.60          7.04       ---      ---       3.63

      Cost of properties at period-end:
        Unevaluated                      $ 38,000  $  20,334  $    281  $     ---  $      9,202  $    ---  $31,513  $  99,330

        Evaluated                        $175,281  $     ---  $265,284  $  44,594  $    190,396  $    ---  $ 8,667  $ 684,222

        Support equipment and
         facilities                      $ 78,601  $     ---  $    ---  $     ---  $        ---  $    ---  $   ---  $  78,601
      Accumulated depletion
        at period-end                    $  2,645  $     ---  $244,264  $  44,097  $    178,623  $    ---  $ 8,667  $ 478,296

May 31, 1994:
      Costs incurred:
        Property acquisition             $    ---  $     750  $    ---  $     ---  $        ---  $     94  $   ---  $     844
        Exploration                        24,865      4,775       205        ---           ---       260   12,366     42,471
        Development                        29,833        ---     3,575      1,050           300     2,022      ---     36,780
      Depletion per equivalent
        barrel of production                 1.96        ---      8.97       3.09          6.58      3.60      ---       5.47

      Cost of properties at period-end:
        Unevaluated                      $ 47,833  $  15,183  $    212  $     ---  $     10,094  $    ---  $23,847  $  97,169

        Evaluated                        $118,215  $     ---  $266,231  $  47,677  $    190,033  $    ---  $ 7,715  $ 629,871

       Support equipment and
           facilities                    $ 45,688  $     ---  $    ---  $     ---  $        ---  $    ---  $   ---  $  45,688
      Accumulated depletion
        at period-end                    $  1,461  $     ---  $243,084  $  46,560  $    176,450  $    ---  $ 7,715  $ 475,270

May 31, 1993:
      Costs incurred:
        Property acquisition             $    ---  $     ---  $    ---  $     ---  $        ---  $    205  $ 2,781  $   2,986
        Exploration                        27,115      2,431     1,677        ---           ---     1,487    3,647     36,357
        Development                        27,988        ---     2,512      1,417           348     5,703      ---     37,968
      Depletion per equivalent
        barrel of production                 2.48        ---     15.19       7.93          6.81      3.24      ---       7.22

      Cost of properties at period-end:
        Unevaluated                      $ 33,460  $   9,658  $    164  $     ---  $     10,514  $  1,321  $11,483  $  66,600

        Evaluated                        $ 77,890  $     ---  $264,004  $  46,246  $    202,874  $119,393  $15,589  $ 725,996

       Support equipment and
           facilities                    $ 24,983  $     ---  $    ---  $     ---  $        ---  $    ---  $   ---  $  24,983
      Accumulated depletion
        at period-end                    $    544  $     ---  $190,440  $  43,983  $    174,419  $ 76,940  $15,589  $ 501,915




A summary of costs excluded from depletion at December 31, 1995 by year incurred follows:

                                                                         MAY 31,
                                       DECEMBER 31,    MAY 31,  MAY 31,   1992
                      TOTAL             1995     1994     1994     1993  AND PRIOR
Property acquisition  $  5,229  $        250  $   ---  $   750  $   996  $    3,233
Exploration            142,183        87,759   20,290   13,824    3,993      16,317
Capitalized interest    25,649        12,632    5,994    2,986    1,482       2,555

    Total worldwide   $173,061  $    100,641  $26,284  $17,560  $ 6,471  $   22,105

The Company has significant property acquisition and exploration costs that have not been evaluated and are not currently subject to depletion. At this time the Company is unable to predict either the timing of the inclusion of those costs and the related oil and gas reserves in its depletion computation or their potential future impact on depletion rates. Drilling or other exploration activities are being conducted in each of these cost centers.

 The Company's equity share of costs incurred by Crusader follows:

                                                   UNITED
                                AUSTRALIA  CANADA  STATES  OTHER   TOTAL
Cost of property acquisition,
  exploration and development:

      December 31, 1995        $    1,187  $  507  $  ---  $  541  $ 2,235

      December 31, 1994         $   3,557  $  313  $   26  $1,028  $ 4,924

      May 31, 1994              $   2,955  $1,099  $1,687  $  ---  $ 5,741

      May 31, 1993              $   1,631  $1,153  $  807  $  ---  $ 3,591

Net capitalized costs:

       December 31, 1995        $  25,818  $  ---  $  ---  $  299  $26,117

      December 31, 1994         $  28,987  $3,889  $  ---  $1,340  $34,216

      May 31, 1994              $  27,001  $4,395  $3,750  $  ---  $35,146

      May 31, 1993              $  26,336  $4,374  $2,846  $  ---  $33,556




 OIL AND GAS RESERVE DATA (UNAUDITED)

The  following  tables present the Company's estimates of its proved oil and gas reserves. These estimates were prepared by the Company's independent and internal petroleum reservoir engineers. The Company emphasizes that reserve estimates are approximates and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. Oil reserves are stated in thousands of barrels and gas reserves are stated in millions of cubic feet. The largest portion of the Company's reserves relate to the SDLA, Tauramena and Rio Chitamena Association Contract Areas in Colombia. The Company had a 20% interest in the reserves of SDLA and Tauramena for 1992. The reserves for 1995, 1994 and 1993 reflect the equalization of these interests to 24% and Ecopetrol's decision to exercise its contractual right to acquire 50% of the working interest through the declaration of commerciality. The Company consequently has a 9.6% working interest in these areas after 20% governmental royalties.


                                       COLOMBIA            FRANCE     INDONESIA        UNITED STATES          CANADA
                                    OIL        GAS           OIL        OIL            OIL         GAS         OIL

Proved developed and
  undeveloped reserves:
    As of May 31, 1992                29,236     1,530     24,129       1,724           2,289     16,595     2,018
    Revisions                          5,398    14,720    (14,574)       (237)             57      8,271       197
    Purchases of minerals in place       ---       ---        101         ---             ---        ---       ---
    Extensions and discoveries        51,801       ---        ---         ---               3        104       750
    Production                          (219)      ---     (1,467)       (536)           (397)    (3,421)     (279)

    As of May 31, 1993                86,216    16,250      8,189         951           1,952     21,549     2,686
    Revisions                          3,682       ---     (2,177)        165              23     (1,644)      ---
    Sales                                ---       ---       (502)        ---          (1,171)   (11,426)   (2,584)
    Extensions and discoveries         3,173       ---        ---         ---             ---        ---       ---
    Production                          (467)      ---     (1,053)       (441)           (156)    (1,150)     (102)

    As of May 31, 1994                92,604    16,250      4,457         675             648      7,329       ---
    Revisions                         10,113    (1,529)     2,301         (87)             14        486       ---
    Purchases of minerals in place     2,111       ---        ---         ---             ---        ---       ---
    Production                          (435)      ---       (514)       (186)            (66)      (618)      ---

    As of December 31, 1994          104,393    14,721      6,244         402             596      7,197       ---
    Revisions                            ---       ---        ---          23             119        967       ---
    Sales                            (10,434)      ---     (5,746)        ---             ---        ---       ---
    Extensions and discoveries        32,556     1,127        ---         ---             ---        ---       ---
    Production                        (5,089)     (158)      (498)       (255)           (121)    (1,207)      ---

As of December 31, 1995              121,426    15,690        ---         170             594      6,957       ---


                                   CANADA   ARGENTINA    TOTAL WORLDWIDE
                                    GAS        OIL       OIL        GAS

Proved developed and
  undeveloped reserves:
    As of May 31, 1992                79,948       ---     59,396      98,073
    Revisions                          6,332         6     (9,153)     29,323
    Purchases of minerals in place       ---       ---        101         ---
    Extensions and discoveries         6,498       ---     52,554       6,602
    Production                       (14,329)       (6)    (2,904)    (17,750)

    As of May 31, 1993                78,449       ---     99,994     116,248
    Revisions                            ---        18      1,711      (1,644)
    Sales                            (74,928)      ---     (4,257)    (86,354)
    Extensions and discoveries           ---       ---      3,173         ---
    Production                        (3,521)      (18)    (2,237)     (4,671)

    As of May 31, 1994                   ---       ---     98,384      23,579
    Revisions                            ---       ---     12,341      (1,043)
    Purchases of minerals in place       ---       ---      2,111         ---
    Production                           ---       ---     (1,201)       (618)

    As of December 31, 1994              ---       ---    111,635      21,918
    Revisions                            ---       ---        142         967
    Sales                                ---       ---    (16,180)        ---
    Extensions and discoveries           ---       ---     32,556       1,127
    Production                           ---       ---     (5,963)     (1,365)

As of December 31, 1995                  ---       ---    122,190      22,647



                               COLOMBIA          FRANCE  INDONESIA  UNITED STATES      CANADA     ARGENTINA
                               OIL       GAS     OIL     OIL        OIL    GAS     OIL     GAS     OIL

Proved developed reserves at:
    May 31, 1993                    ---     ---   8,189        951 1,945  21,540   2,516  78,449        ---
    May 31, 1994                  1,237     ---   4,457        675   648   7,329     ---     ---        ---
    December 31, 1994            47,789  14,721   6,244        402   596   7,197     ---     ---        ---
    December 31, 1995            65,856  10,515     ---        170   594   6,957     ---     ---        ---


                               TOTAL WORLDWIDE
                               OIL       GAS

Proved developed reserves at:
    May 31, 1993                 13,601  99,989
    May 31, 1994                  7,017   7,329
    December 31, 1994            55,031  21,918
    December 31, 1995            66,620  17,472











The Company's proportional equity interest in Crusader's estimated proved developed and undeveloped oil and gas reserves is as follows:

                   AUSTRALIA          CANADA         UNITED STATES       TOTAL
                   OIL        GAS     OIL     GAS    OIL    GAS       OIL    GAS

May 31, 1993           2,803  39,646   1,108  2,615    83  167      3,994  42,428

May 31, 1994           2,574  40,174     963  2,790    48  122      3,585  43,086

December 31, 1994      3,163  59,115     823  1,836   ---  ---      3,986  60,951

December 31, 1995      3,319  60,915     ---    ---   ---  ---      3,319  60,915




 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH INFLOWS AND CHANGES THEREIN (UNAUDITED)

  The following table presents a standardized measure of discounted future net cash inflows relating to proved oil and gas reserves. Future cash inflows were computed by applying year end prices of oil and gas relating to the Company's proved reserves to the estimated year end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs. Actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair value of the Company's oil and gas reserves.

                                                                             UNITED           TOTAL
                                           COLOMBIA     FRANCE    INDONESIA  STATES   CANADA  WORLDWIDE
December 31, 1995:
      Future cash inflows                  $ 2,321,424  $    ---  $   2,909  $19,076  $  ---  $2,343,409
      Future production and
        development costs                      730,139       ---      2,250    2,037     ---     734,426
      Future net cash inflows before
        income taxes                       $ 1,591,285  $    ---  $     659  $17,039  $  ---  $1,608,983

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $   803,665  $    ---  $     626  $11,150  $  ---  $  815,441
      Future income taxes discounted at
        10% per annum                          173,745       ---        ---      ---     ---     173,745
      Standardized measure of discounted
        future net cash inflows            $   629,920  $    ---  $     626  $11,150  $  ---  $  641,696

December 31, 1994:
      Future cash inflows                  $ 1,764,939  $105,523  $   6,677  $20,072  $  ---  $1,897,211
      Future production and
        development costs                      440,227    59,558      5,645    1,845     ---     507,275
      Future net cash inflows before
        income taxes                       $ 1,324,712  $ 45,965  $   1,032  $18,227  $  ---  $1,389,936

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $   594,061  $ 25,759  $     974  $11,824  $  ---  $  632,618
      Future income taxes discounted at
        10% per annum                          132,948       ---        ---      ---     ---     132,948
      Standardized measure of discounted
        future net cash inflows            $   461,113  $ 25,759  $     974  $11,824  $  ---  $  499,670



                                                                            UNITED             TOTAL
                                           COLOMBIA    FRANCE    INDONESIA  STATES   CANADA    WORLDWIDE
May 31, 1994:
      Future cash inflows                  $1,591,448  $ 76,755  $  10,278  $23,562  $    ---  $1,702,043
      Future production and
        development costs                     474,382    44,603      7,575    1,945       ---     528,505
      Future net cash inflows before
        income taxes                       $1,117,066  $ 32,152  $   2,703  $21,617  $    ---  $1,173,538

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  506,022  $ 23,147  $   2,570  $14,008  $    ---  $  545,747
      Future income taxes discounted at
        10% per annum                         150,537       ---        ---      ---       ---     150,537
      Standardized measure of discounted
        future net cash inflows            $  355,485  $ 23,147  $   2,570  $14,008  $    ---  $  395,210

May 31, 1993:
      Future cash inflows                  $1,608,471  $163,367  $  18,095  $70,347  $162,208  $2,022,488
      Future production and
        development costs                     498,032    79,593     13,926   10,575    85,035     687,161
      Future net cash inflows before
        income taxes                       $1,110,439  $ 83,774  $   4,169  $59,772  $ 77,173  $1,335,327

      Future net cash inflows before
        income taxes discounted at 10%
        per annum                          $  455,077  $ 54,594  $   3,630  $38,693  $ 56,322  $  608,316
      Future income taxes discounted at
        10% per annum                         149,033       ---        ---      ---     7,801     156,834
      Standardized measure of discounted
        future net cash inflows            $  306,044  $ 54,594  $   3,630  $38,693  $ 48,521  $  451,482

The Company's proportional equity interest in Crusader's standardized measure of discounted future net cash inflows follows:

                                      UNITED
                   AUSTRALIA  CANADA  STATES  TOTAL

December 31, 1995  $  30,382  $  ---  $  ---  $30,382

December 31, 1994  $  32,492  $3,424  $  ---  $35,916

May 31, 1994       $  35,306  $3,997  $  526  $39,829

May 31, 1993       $  35,939  $6,016  $1,175  $43,130

  Changes in the standardized measure of discounted future net cash inflows follow:

                                                           DECEMBER 31,            MAY 31,
                                                         1995       1994       1994        1993
Total worldwide, excluding equity share:
  Beginning of period                            $    499,670   $395,210   $451,482   $ 262,379
  Extensions, discoveries and improved recovery       339,413        ---     16,521     276,834
  Sales, net of production costs                      (67,471)    (8,249)   (14,613)    (44,169)
  Net change in prices and production costs            42,044    (14,746)   (54,143)     (4,958)
  Purchases of reserves                                   ---      9,573        ---         674
  Sales of reserves                                  (144,361)       ---    (83,462)        ---
  Revisions of quantity estimates                       2,348     43,816        879     (58,019)
  Accretion of discount                                62,188     31,835     60,831      31,809
  Development and facilities costs incurred            28,068     45,152     57,485      62,951
  Change in future development costs                 (102,323)     3,695    (57,459)     19,228
  Changes in production rates and other                22,917    (24,205)    11,392       5,882
  Net change in income taxes                          (40,797)    17,589      6,297    (101,129)

  End of period                                  $    641,696   $499,670   $395,210   $ 451,482

At May 31, 1993, $33.4 million of the consolidated standardized measure of discounted future net cash inflows was attributable to minority interests in consolidated subsidiaries. The Company's weighted average oil price per barrel during the year ended December 31, 1995, and at December 31, 1995, was $16.19 and $18.60, respectively.





                                                               SCHEDULE II

                  TRITON ENERGY CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                               ADDITIONS
                              BALANCE AT               CHARGED TO               BALANCE
                              BEGINNING   CHARGED TO   OTHER                    AT CLOSE
CLASSIFICATIONS               OF YEAR     EARNINGS     ACCOUNTS    DEDUCTIONS   OF YEAR

Year ended May 31, 1993:
  Allowance for doubtful
     receivables              $    4,778  $      964   $      ---  $   (4,580)  $  1,162

  Allowance for deferred
     tax asset                $      ---  $   21,080   $   41,709  $      ---   $ 62,789

Year ended May 31, 1994:
  Allowance for doubtful
     receivables,  excluding
     discontinued operations  $    1,162  $     (149)  $        4  $     (144)  $    873

  Allowance for deferred
     tax asset                $   62,789  $    1,027   $      ---  $      ---   $ 63,816

Period ended Dec 31, 1994: -
   Allowance for doubtful
       receivables            $      873  $       19   $       20  $      (15)  $    897

   Allowance for deferred
       tax asset              $   63,816  $   23,702   $      ---  $      ---   $ 87,518

Year ended Dec 31, 1995:
   Allowance for doubtful
       receivables            $      897  $      ---   $       41  $     (128)  $    810

   Allowance for deferred
       tax asset              $   87,518  $  (33,472)  $      ---  $      ---   $ 54,046




___________________
Note - Deductions for the allowance for doubtful receivables in the year ended May 31, 1993 related primarily to discontinued operations.